Form 10-K
period 1993-10-31
HARCOURT GENERAL INC
filed 1994-01-28
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

              For the fiscal year ended October 31, 1993

                     Commission File Number 1-4925

                        HARCOURT GENERAL, INC.
        (Exact name of registrant as specified in its charter)

                   Delaware                        04-1619609
            State or other jurisdiction of       (IRS Employer
             incorporation or organization)      Identification No.)

        27 Boylston Street, Chestnut Hill, Massachusetts  02167
          (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number and area code:  617-232-8200

      Securities registered pursuant to Section 12(b) of the Act:

                                         Name of Each Exchange
             Title of Each Class            on which Registered
        Common Stock, $1.00 par value
        Series A Cumulative Convertible  New York Stock Exchange
           Stock, $1.00 par value

        Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]


      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,871,664,192 on January 20, 1994.

     There were 55,912,545 shares of Common Stock, 21,906,566 shares of Class B Stock and 1,503,894 shares of Series A Cumulative Convertible Stock outstanding as of January 20, 1994.

                     ______________________


Documents Incorporated by Reference

     Portions of the Company's 1993 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on March 11, 1994 are incorporated by reference in Part III of this Report.


                           HARCOURT GENERAL, INC.

                        ANNUAL REPORT ON FORM 10-K

               FOR THE FISCAL YEAR ENDED OCTOBER 31, 1993

                            TABLE OF CONTENTS

PART I                                                               Page No.

       Item 1.   Business                                               1
       Item 2.   Properties                                             7
       Item 3.   Legal Proceedings                                      8
       Item 4.   Submission of Matters to a Vote of Security            8
                   Holders
PART II

       Item 5.   Market for the Registrant's Common Equity              9
                   and Related Stockholder Matters
       Item 6.   Selected Financial Data                                9
       Item 7.   Management's Discussion and Analysis of                9
                   Financial Condition and Results of Operations
       Item 8.   Financial Statements and Supplementary Data            9
       Item 9.   Changes in and Disagreements with Accountants         10
                   on Accounting and Financial Disclosure

PART III

       Item 10.  Directors and Executive Officers of the Registrant    10
       Item 11.  Executive Compensation                                12
       Item 12.  Security Ownership of Certain Beneficial              12
                   Owners and Management
       Item 13.  Certain Relationships and Related Transactions        12

PART IV

       Item 14.  Exhibits, Financial Statement Schedules               12
                   and Reports on Form 8-K

Signatures                                                             14


                                 PART I
Item 1.   BUSINESS

     General

     The principal businesses of Harcourt General, Inc., a Delaware corporation formed in 1950 (the "Company"), are publishing and specialty retailing. The Company also has significant operations in insurance and professional services, consisting of human resources consulting and outplacement services. During fiscal 1993 and for many years prior thereto, the Company also conducted a significant motion picture exhibition business under the "General Cinema Theatres" name. In December 1993, the Company completed the spinoff of this business to its common shareholders. General Cinema Theatres is now operated by GC Companies, Inc., an independent public company. See "Motion Picture Exhibition" below.

A.   Publishing

     General

     The Company acquired its wholly-owned subsidiary Harcourt Brace &
Company ("Harcourt Brace") in a merger accounted for as a pooling of interests in November 1991. Harcourt Brace is among the world's largest publishing houses, publishing books and scholarly journals for the educational, scientific, technical, medical, professional and trade markets. The Company believes that The Psychological Corporation, a subsidiary of Harcourt Brace, is the world's largest for-profit publisher of tests for educational, psychological, clinical and professional assessment. In the professional field, Harcourt Brace conducts the largest bar examination review program in the country under the BAR/BRI name, as well as accountant accreditation review courses. Most of the operations of Harcourt Brace are in the United States, but Harcourt Brace also has international publishing operations in London, Tokyo, Sydney, Toronto and Montreal, as well as an export business headquartered in Orlando, Florida.

     Educational Publishing. The educational publishing group includes the operations of Harcourt Brace School, Holt, Rinehart and Winston, The Psychological Corporation and Harcourt Brace College. Harcourt Brace School produces textbooks and related instructional materials for the elementary grades. Holt, Rinehart and Winston publishes instructional materials for grades 7 through 12. The Psychological Corporation provides aptitude, diagnostic, achievement and performance tests and related products for educational, psychological, clinical and professional assessment. The college division publishes books for the college and university market under the Harcourt Brace College, Holt College, Saunders College and Dryden Press imprints.

     Scientific, Technical, Medical and Professional Publishing. The scientific, technical, medical and professional publishing group includes the operations of Academic Press, W.B. Saunders, Harcourt Brace Professional Publishing and

[page 2]

Harcourt Brace Legal and Professional Publishing.  Academic
Press publishes scholarly books and journals in the life, physical and social sciences. Its books and journals are sold to universities, libraries, businesses, laboratories and individuals in the United States and abroad. W.B. Saunders publishes books and periodicals in the health sciences, which are sold in the United States and abroad. Harcourt Brace Professional Publishing publishes reference guides and newsletters for certified public accountants. Harcourt Brace Legal and Professional Publishing conducts review courses for individuals preparing for bar examinations, CPA accreditation and graduate school entrance examinations.

     Trade Publishing. The Harcourt Brace trade division publishes children's books, general adult fiction and nonfiction hardcover books, and trade paperbacks under the Harvest imprint.

     Competition

     Numerous companies compete in all of the markets in which the Harcourt Brace businesses operate. The Company believes that the principal competitive factors for its publishing operations are the quality of its publications and customer service. The principal competitive factors in obtaining the publishing rights which are the foundation for the quality of its publications are the reputation of the Company and its financial resources, editorial and marketing skills and distribution capabilities.

B.   Specialty Retailing

     General

     The Company owns approximately 65% of the outstanding equity, on a fully-converted basis, of The Neiman Marcus Group, Inc. ("NMG"), which operates Neiman Marcus, NM Direct, Bergdorf Goodman and Contempo Casuals.

     NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On October 28, 1993, NMG filed an Annual Report on Form 10-K with respect to its fiscal year ended July 31, 1993. Following is a brief description of the businesses of NMG. For further information with respect to NMG, reference may be made to the NMG Annual
Report on Form 10-K and to subsequent reports and other information which may be filed by NMG from time to time with the Securities and Exchange Commission (the "Commission").

     Neiman Marcus

     Neiman Marcus is a high fashion, specialty retailer which offers high quality women's and men's apparel, fashion accessories, precious jewelry, decorative

[page 3]

home accessories, fine china, crystal, silver and epicurean products. In addition, through NM Direct, Neiman Marcus operates a state-of-the-art mail order business, including the catalogues of Neiman Marcus and Horchow. Neiman Marcus expects to complete a major expansion of its NM Direct mail order facility in 1994.

     As of October 31, 1993, Neiman Marcus operated 27 stores in 24 cities.
The average Neiman Marcus store size is 142,000 gross square feet and the stores range in size from 90,000 gross square feet to 269,000 gross square feet. Neiman Marcus has announced that it plans to open four new stores: one in Short Hills, New Jersey, in calendar 1995; one in Paramus, New Jersey and one in King of Prussia, Pennsylvania, both in 1996; and one in Honolulu, Hawaii at a later date. Neiman Marcus also expects to renovate five of its stores in 1994.

     Bergdorf Goodman

     Bergdorf Goodman is a high fashion retailer of distinctive high quality women's and men's apparel, fashion accessories, precious jewelry, decorative home accessories, fine china, crystal and silver. It operates two leased stores on Fifth Avenue and 58th Street in New York City. The original store, consisting of 250,000 gross square feet, is dedicated to women's apparel and accessories, home furnishings and gifts. Bergdorf Goodman Men, which opened in August 1990, consists of 66,000 gross square feet and is dedicated to men's
apparel and accessories.   Bergdorf Goodman also operates an important mail
order business through NM Direct.

     Contempo Casuals

     Contempo Casuals operates a chain of retail stores which sells contemporary fashion apparel and accessories primarily for young women at generally moderate prices. Almost all apparel sold in Contempo Casuals stores carries the Contempo Casuals label. In fiscal 1993, approximately 55% of Contempo Casuals' merchandise was produced through internal design. As of October 31, 1993, Contempo Casuals operated 290 stores, which average 4,000 gross square feet, in leased facilities located primarily in regional shopping malls in 35 states and Puerto Rico.

     Contempo Casuals is evaluating a new chain concept under the name
Pastille, which offers contemporary women's fashion apparel at a value price and is designed to appeal to a broad group of female consumers between the ages of 25 and 50. As of October 31, 1993, Pastille operated 39 leased stores, which average 4,600 gross square feet. Pastille also operates a mail order business through NM Direct.

[page 4]

     Competition

     NMG's specialty store operations compete with numerous specialty retail stores and department stores for customers and merchandise. The Company believes that the principal competitive factors for specialty store operations are customer service, quality of merchandise, merchandise assortment, store
ambience and price.   The NM Direct mail order operations compete in both the
retail and direct mail markets with numerous other retail and direct mail operations. The Company believes that the principal competitive factors for the NM Direct mail order operations are customer service, price, merchandise quality and assortment and catalog presentation.

C.   Insurance

     General

     The Company's Insurance operations underwrite and market insurance and annuity products in four distinct areas: farm, general agency, structured settlements and credit.

     The farm division underwrites and markets life, accident and health insurance policies and annuity contracts through The Harvest Life Insurance Company ("Harvest") and Federal Home Life Insurance Company ("Federal"). The general agency division underwrites and markets life insurance and annuity contracts on an individual basis in all 50 states and the District of Columbia. The structured settlements division underwrites and markets annuity contracts used in structured settlements, which are an alternative to lump sum cash payments in the settlement of personal injury cases. Structured settlements are marketed principally to casualty insurance companies, self-insured corporations and defense attorneys. The credit insurance division underwrites and markets life insurance and accident and health insurance in connection with credit transactions. Policies for the general agency, structured settlements and credit divisions are underwritten by Federal and PHF Life Insurance Company. Credit insurance is also underwritten by Harvest.

     Competition and Regulation

     The insurance business is highly competitive. Most life insurance companies sell a full range of life, health and annuity policies which are comparable to those sold by the Company's Insurance operations. The Company believes that the principal competitive factors for its Insurance business are financial strength, reputation, price and customer service.

     The insurance business is highly regulated. The Company's Insurance operations must maintain their licenses, which are required to be renewed annually, in each state in which they do business.

[page 5]

D.   Professional Services

     The Company believes that Drake Beam Morin ("DBM") is the world's leading human resources management consulting firm. DBM assists organizations and individuals worldwide in outplacement, employee selection, performance evaluation, career management and transition management. DBM has expanded its services in recent years to include employee training and consulting for organizations in the process of change. During fiscal 1993, DBM had 67 leased offices in the United States and 84 offices in 26 countries around the world. The Company believes that the principal competitive factors for DBM are quality of service (including its ability to promptly respond to clients' needs for services) and price.

E.   Motion Picture Exhibition

     On December 15, 1993, the Company completed the spinoff of its motion picture exhibition business (known as "General Cinema Theatres") to the holders of the Company's Common Stock and Class B Stock on December 10, 1993, the record date for the spinoff. As a result of the spinoff, the motion picture exhibition business is now operated by GC Companies, Inc. ("GCC"), an independent public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Exchange Act. The Company has no equity ownership in GCC. However, Richard A. Smith, the Chairman of the Board of the Company, serves as the Chairman, President and Chief Executive Officer of GCC, and Robert J. Tarr, Jr., the President and Chief Executive Officer of the Company, serves as a director of GCC. In addition, the Company has certain contractual arrangements with GCC, including an Intercompany Services Agreement and a Reimbursement and Security Agreement. See Note 2 of the Notes to the Consolidated Financial Statements for further information regarding such agreements. For further information with respect to GCC, reference may be made to the Registration Statement on Form 10 filed by GCC with the Commission and to subsequent reports and information which may be filed by GCC from time to time with the Commission.

[page 6]

F.   Certain Additional Information

     1.   Employees

                                                        Percentage of Employees
                           Total        Total Number    of Each Operating Unit
                           Number of    of Part-Time    Covered by Collective
                           Employees    Employees       Bargaining Agreements
Harcourt Brace
  Publishing                 4,500            55             Less than 1%

The Neiman
  Marcus Group              18,000         6,400             Less than 1%

Insurance                      570             4                 None

Drake Beam Morin               500             4                 None

Corporate                      130             3                 None

     The figures in the above table are approximate as of October 31, 1993 and exclude the employees of General Cinema Theatres. At October 31, 1993, DBM also utilized the services of approximately 1,200 independent contractors and adjunct employees. The Company believes that its relations with its employees are generally good.

     2.   Capital Expenditures; Seasonality; Liquidity; Capital Resources

     For a review of the Company's financial results for fiscal 1993, including information on capital expenditures, seasonality, liquidity, capital resources and other financial information, reference is made to the "Business Review" and "Financial Review" sections on pages 16 through 23 and 25 through 29, respectively, of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1993 (the "1993 Annual Report"), which is incorporated herein.

     3.   Financial Information About Industry Segments

     The information set forth under the heading "Additional Financial Information" in Note 4 of the Notes to the Company's Consolidated Financial Statements on page 37 of the 1993 Annual Report is incorporated herein.

[page 7]

ITEM 2.  PROPERTIES

     The Company's corporate headquarters, as well as the corporate headquarters for The Neiman Marcus Group, Inc., are located in leased facilities in Chestnut Hill, Massachusetts. The corporate headquarters for Harcourt Brace's publishing operations are located in a leased office in Lake Forest, Illinois. The corporate headquarters for the Company's Insurance operations are located in a leased building in Orlando, Florida. The corporate headquarters for Drake Beam Morin are located in a leased office in New York City.

     At October 31, 1993, the office, warehouse and other facilities owned or leased by Harcourt Brace and its affiliates (excluding the Insurance operations) were located in 29 states, the District of Columbia, Puerto Rico and five foreign countries.

     NMG's operating divisions are headquartered in leased or owned facilities in Dallas (Neiman Marcus and NM Direct), New York (Bergdorf Goodman) and Los Angeles (Contempo Casuals). At October 31, 1993, the approximate square footage used in NMG's operations was as follows:

                                         Owned
                                         Subject to
                               Owned     Ground Lease    Leased       Total
Stores ...................  347,000       1,170,300     3,962,500   5,479,800

Distribution centers
and office facilities...    377,000           ---       1,425,100   1,802,100


       Leases for Neiman Marcus stores are generally for periods of up to 30 years, with renewal options for substantial periods, and leases for Contempo Casuals stores are generally for 10 years, with no renewal options. The lease on the Bergdorf Goodman main store expires in 2050 and the lease on the Bergdorf Goodman Men's store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals, except that certain leases provide for additional rentals based on sales in excess of predetermined levels. NMG also owns approximately 50 acres of land in Las Colinas, Texas where its computer facilities and NM Direct are located.

     At October 31, 1993, the Company's Insurance operations had leased offices in 15 states and Drake Beam Morin conducted its business from 67 leased offices in the United States and 84 offices in 26 countries around the world.

     For additional information about the properties of the Company, see Item 1, above and the information contained in Note 12 of the Notes to the Company's Consolidated Financial Statements under the heading "Leases", which is incorporated herein.

[page 8]

ITEM 3.     LEGAL PROCEEDINGS

     Harcourt Brace and five of its former officers and directors are defendants in a class action pending before the United States District Court for the Southern District of New York entitled In re Harcourt Brace Jovanovich, Inc. Securities Litigation. This action consolidates various actions filed between February 28, 1990 and April 25, 1990. The allegations in this case relate to conduct that occurred prior to the acquisition of Harcourt Brace by the Company. The purported class comprises purchasers of Harcourt Brace's common stock from March 30, 1989 through November 28, 1989 who allege that the defendants knew or were reckless in not knowing, among other things, that Harcourt Brace would not be able to bear the burden of the debt it incurred as a result of its 1987 recapitalization and its 1988 refinancing plan, and that it could not meet these obligations out of cash flow from operations without the sale of substantial assets. The complaint further alleges that Harcourt Brace's public filings and reports to shareholders were false and misleading and failed to make required disclosures concerning these and related matters in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and that, as a result, members of the class purchased Harcourt Brace common stock at allegedly artificially inflated prices during the class period. The complaint seeks damages, as well as costs and expenses of the action, including attorneys' and experts' fees.

     In March 1992, a new case, Nivram Corp. v. Harcourt Brace Jovanovich,
Inc., et al., was commenced in the United States District Court for the Southern District of New York on behalf of a purported class of purchasers of Harcourt Brace's 12% Exchangeable Preferred Stock against Harcourt Brace and the same former officers and directors. The allegations in this case also relate to conduct that occurred prior to the acquisition of Harcourt Brace by the Company. The Nivram complaint contains virtually identical allegations and demands as those contained in the case described in the previous paragraph.
In December 1993, the Court denied the Company's motion to dismiss the Nivram case. Thus, Nivram will be consolidated with the original action described above.

     The Company does not believe that the disposition of the foregoing litigation or of any other litigation pending against the Company or any of its subsidiaries will have a material adverse effect on the continuing operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

[page 9]

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The following information contained in the 1993 Annual Report is incorporated herein:

     (i) the last paragraph of Note 8 of the Notes to the Company's Consolidated Financial Statements on page 42 of the 1993 Annual Report relating to restrictions on the Company's ability to pay dividends;

     (ii) "Dividends per share" in Note 14 of the Notes to the Company's Consolidated Financial Statements on page 47 of the 1993 Annual Report; and

     (iii) "Stock Information" on page 51 of the 1993 Annual Report. In addition to the information set forth therein with respect to the
Company's
     Common Stock and Series A Cumulative Convertible Stock, the Company's Class B Stock is subject to significant restrictions on transfer and is not listed or traded on any exchange or in any market. As of January 20, 1994, there were 2,323 record holders of Class B Stock. For further information with respect to the Class B Stock, including the ownership of 99.8% of the Class B Stock by the family of Richard A. Smith (the Chairman of the Board of Directors of the Company), reference is made to the information contained in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 6.   SELECTED FINANCIAL DATA

     The response to this Item is contained in the 1993 Annual Report under the caption "Five Year Summary" on page 49 and is incorporated herein.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is contained in the 1993 Annual Report under the captions "Business Review" on pages 16 through 23 and "Financial Review" on pages 25 through 29 and is incorporated herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and supplementary data set forth in

[page 10]

Item 14 are incorporated herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.  Directors

     The response to this Item regarding the directors of the Company is contained in the Proxy Statement for the 1994 Annual Meeting of Stockholders under the caption "Election of Directors" and is incorporated herein.

     B.  Executive Officers

     Below is the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

Richard A. Smith - 69
     Chairman of the Board of Directors of the Company and of The Neiman
     Marcus Group, Inc.; Chief Executive Officer of the Company and of The Neiman Marcus Group, Inc. until November 25, 1991; Chairman of the
     Board, President and Chief Executive Officer of GC Companies, Inc. since December 1993. Mr. Smith is the father of Robert A. Smith, a director and officer of the Company, and the father-in-law of Brian J. Knez, an officer of the Company.

Robert J. Tarr, Jr. - 50
     President, Chief Executive Officer (since November 25, 1991), Chief Operating Officer and Director of the Company and of The Neiman Marcus Group, Inc.; Director of GC Companies, Inc.

John R. Cook - 52
     Senior Vice President and Chief Financial Officer of the Company and of The Neiman Marcus Group, Inc. since September 1992; Senior Vice President - Finance and Administration and Chief Financial Officer of NACCO Industries from 1988 through August 1992.

[page 11]

Eric P. Geller - 46
     Senior Vice President and General Counsel of the Company and of The Neiman Marcus Group, Inc. since May 1992; Vice President and Associate General Counsel of the Company and of The Neiman Marcus Group, Inc. prior thereto; Secretary of the Company since December 1991 and of The Neiman Marcus Group, Inc. since January 1992.

Paul F. Gibbons - 42
     Vice President and Treasurer of the Company and of The Neiman Marcus Group, Inc. since August 1992; Vice President - Taxation of the Company and of The Neiman Marcus Group, Inc. prior thereto.

Brian J. Knez - 36
     Group Vice President of the Company since November 1991; Assistant to the President of the Company from 1989 to November 1991; Assistant to the President of the former Beverage Division of the Company prior thereto.
     Mr. Knez is the son-in-law of Richard A. Smith, Chairman of the Board of Directors of the Company, and the brother-in-law of Robert A. Smith, a director and officer of the Company.

Richard T. Morgan - 56
     President and Chief Executive Officer of Harcourt Brace & Company since June 1992; President and Chief Executive Officer of Macmillan/McGraw-Hill School Publishing Company from 1989 through April 1992; President and Chief Executive Officer of Scott, Foresman & Company prior thereto.

Stephen C. Richards - 38
     Vice President and Controller of the Company and of The Neiman Marcus Group, Inc. since June 1993; Partner, Deloitte & Touche from June 1990 to May 1993; Senior Manager, Deloitte & Touche prior thereto.

Craig B. Sawin - 37
     Vice President - Planning and Analysis of the Company and of The Neiman Marcus Group, Inc. since 1990; Director of Planning and Analysis and Director of Administration of the Company and The Neiman Marcus Group, Inc. prior thereto.

Robert A. Smith - 34
     Group Vice President of the Company since December 1991 and of The Neiman Marcus Group, Inc. since January 1992; Director of the Company since March 1989; Vice President - Corporate Development of the Company from December 1988 to December 1991. Mr. Smith is the son of Richard
     A. Smith, Chairman of the Board of Directors of the Company, and the brother-in-law of Brian J. Knez, an officer of the Company.

[page 12]

ITEM 11.   EXECUTIVE COMPENSATION

     The response to this Item is contained in the Proxy Statement for the 1994 Annual Meeting of Stockholders under the captions "Meetings and Committees of the Board of Directors," "Executive Compensation" and "Transactions Involving Management and Others" and is incorporated herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The response to this Item is contained in the Proxy Statement for the 1994 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item is contained in the Proxy Statement for the 1994 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Transactions Involving Management and Others" and is incorporated herein.


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

14(a)(1)Financial Statements

        The documents listed below are incorporated herein by reference to the Company's 1993 Annual Report to Shareholders and are incorporated herein by reference to Item 8 hereof:

            Consolidated Balance Sheets - October 31, 1993 and 1992.

            Consolidated Statements of Operations for the fiscal years ended October 31, 1993, 1992 and 1991.

            Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1993, 1992 and 1991.

            Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1993, 1992 and 1991.

            Notes to Consolidated Financial Statements.

            Independent Auditors' Report.

[page 13]

14(a)(2)   Consolidated Financial Statement Schedules

       The documents and schedules listed below are filed as part of this Form 10-K:
                                                                        Page In
                                                                       Form 10-K

       Independent Auditors' Report on Consolidated Financial
        Statement Schedules                                               F-1

       Schedule II - Accounts Receivable from Related Parties
        and Underwriters, Promoters and Employees Other Than
        Related Parties                                                   F-2

       Schedule VIII - Valuation and Qualifying Accounts
        and Reserves                                                      F-3

       Schedule IX - Short-Term Borrowings                                F-4

       Schedule X - Supplemental Income Statement
        Information                                                       F-5

       Insurance Schedules:

       Schedule I - Summary of Investments-Other Than
       Investments In Affiliates                                          F-6

       Schedule VI - Reinsurance                                          F-7

   All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

14(a)(3)  Exhibits

   The exhibits filed as part of this Annual Report are listed in the Exhibit Index immediately preceding the exhibits. The Registrant has identified with an asterisk in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Form 10-K in response to Item 14(c) of Form 10-K.

14(b)  Reports on Form 8-K.

   The Company did not file any reports on Form 8-K during the quarter ended October 31, 1993.

[page 14]


                               SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HARCOURT GENERAL, INC.



                                         By:  s/Robert J. Tarr, Jr.
                                            Robert J. Tarr, Jr., President,
                                            Chief Executive Officer and
                                            Chief Operating Officer
Dated: January 27, 1994


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

      Signature              Title                     Date

Principal Executive
Officer:


s/Robert J. Tarr, Jr.     President, Chief Executive   January 27, 1994
  Robert J. Tarr, Jr.     Officer, Chief Operating
                          Officer and Director

Principal Financial
Officer:


s/John R. Cook            Senior Vice President and    January 27, 1994
  John R. Cook            Chief Financial Officer


Principal Accounting
Officer:



s/Stephen C. Richards     Vice President and           January 11, 1994
  Stephen C. Richards     Controller

[PAGE 15]

Directors:



s/William F. Connell                                   January 13, 1994
  William F. Connell


s/Jack M. Greenberg                                    January 27, 1994
  Jack M. Greenberg


s/Herbert W. Jarvis                                    January 27, 1994
  Herbert W. Jarvis


s/Lynn Morley Martin                                   January 27, 1994
  Lynn Morley Martin


s/Maurice Segall                                       January 27, 1994
  Maurice Segall


s/Richard A. Smith                                     January 27, 1994
  Richard A. Smith


s/Robert A. Smith                                      January 27, 1994
  Robert A. Smith


s/Paula Stern                                          January 27, 1994
  Paula Stern


s/Sidney Stoneman                                      January 10, 1994
  Sidney Stoneman


s/Hugo Uyterhoeven                                     January 10, 1994
  Hugo Uyterhoeven


                                   [Page F-1]

                        INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholders
Harcourt General, Inc.
Chestnut Hill, Massachusetts

We have audited the consolidated financial statements of Harcourt General, Inc. and its subsidiaries (the Company) as of October 31, 1993 and l992 and for each of the three years in the period ended October 31, l993, and have issued our report thereon dated December 16, l993. Such consolidated financial statements and report are included in the Company's 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Harcourt General, Inc. and its subsidiaries, listed in Item 14(a)(2). These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE

Boston, Massachusetts
December 16, l993





















                                [page F-2]

                                                       SCHEDULE II

                   HARCOURT GENERAL, INC. AND SUBSIDIARIES
                ACCOUNTS RECEIVABLE FROM RELATED PARTIES AND
                    UNDERWRITERS, PROMOTERS AND EMPLOYEES
                          OTHER THAN RELATED PARTIES
                      THREE YEARS ENDED OCTOBER 31, 1993
                                (In thousands)
    COLUMN A                   COLUMN B      COLUMN C
                               Balance at
                               Beginning
   Name of Debtor              of Period     Additions
YEAR ENDED OCTOBER 31, 1993

Peter Farwell       (A)         $  150       $    -
Eric P. Geller      (A)            113           132
Robert J. Tarr, Jr. (A)            794           886
J. Atwood Ives      (B)            288             -
Robert J. Tarr, Jr. (C)              -         1,019
Robert J. Tarr, Jr. (D)          1,000             -
Richard A. Smith    (E)          1,312           426
James P. Levy       (F)              -           200

YEAR ENDED OCTOBER 31, 1992
Samuel Frankenheim  (A)         $  130       $     -
Eric P. Geller      (A)            113             -
J. Atwood Ives      (A)            450             -
Mayer Rabinovitz    (A)             23             -
Robert J. Tarr, Jr. (A)            859             -
Peter Farwell       (A)              -           150
J. Atwood Ives      (B)            288             -
Robert J. Tarr, Jr. (D)              -         1,000
Richard A. Smith    (E)            883           429
Robert Painter      (G)            150             -

YEAR ENDED OCTOBER 31, 1991
Samuel Frankenheim (A)          $  222       $   539
Eric P. Geller     (A)              96            17
J. Atwood Ives     (A)             771             -
Mayer Rabinovitz   (A)             101            56
Robert J. Tarr, Jr.(A)             797           418
A. Anthony Trauber (A)             162             -
J. Atwood Ives     (B)             292             -
Richard A. Smith   (E)             436           447
Robert Painter     (G)               -           150'

TABLE CONTINUED
                               COLUMN D              COLUMN E
                               Deductions          Balance at End
                                                     of Period
                                          Amounts
                              Amounts     Written             Not
Name of Debtor of             Collected   Off     Current  Current
YEAR ENDED OCTOBER 31, 1993
Peter Farwell      (A)         $  -       $ -     $  -     $  150
Eric P. Geller     (A)            -         -        -        245
Robert J. Tarr, Jr.(A)          467         -        -      1,213
J. Atwood Ives     (B)            -         -        -        288
Robert J. Tarr, Jr.(C)          127         -      255        637
Robert J. Tarr, Jr.(D)          250         -        -        750
Richard A. Smith   (E)            -         -        -      1,738
James P. Levy      (F)          200         -       40        160

YEAR ENDED OCTOBER 31, 1992
Samuel Frankenheim (A)         $130       $ -     $  -     $    -
Eric P. Geller     (A)            -         -        -        113
J. Atwood Ives     (A)          450         -        -          -
Mayer Rabinovitz   (A)            -         -       23          -
Robert J. Tarr, Jr.(A)           65         -        -        794
Peter Farwell      (A)            -         -        -        150
J. Atwood Ives     (B)            -         -        -        288
Robert J. Tarr, Jr.(D)            -         -        -      1,000
Richard A. Smith   (E)            -         -        -      1,312
Robert Painter     (G)          150         -        -          -

YEAR ENDED OCTOBER 31, 1991
Samuel Frankenheim (A)         $631       $ -     $130     $    -
Eric P. Geller     (A)            -         -        -        113
J. Atwood Ives     (A)          321         -      450          -
Mayer Rabinovitz   (A)          134         -        -         23
Robert J. Tarr, Jr.(A)          356         -        -        859
A. Anthony Trauber (A)          162         -        -          -
J. Atwood Ives     (B)            4         -      288          -
Richard A. Smith   (E)            -         -        -        883
Robert Painter     (G)            -         -      150          -

(A) Loans represent notes receivable due under the Company's 1975 Key
    Executive Stock Purchase Loan Plan or the Company's 1983 Key Executive
    Stock Purchase Loan Plan; interest is payable quarterly at a rate, based upon a formula, which ranged from 2.81% to 6.00% at October 31, 1993;
    principal is due at employment termination subject to certain stipulations provided in said plans.
(B) Loan represents notes receivable permitted under November 19, 1974 employment agreement; quarterly interest payable at 5% per annum; principal due December 1, 1996.
(C) Loan represents a note receivable permitted under a supplement to the November 25, 1991 employment agreement. The loan is non-interest bearing and is due in 16 quarterly installments commencing June 15, 1993. The loan is secured by the Company's right to offset any amounts payable by the Company to Mr. Tarr.
(D) Loan represents a note receivable permitted under the November 25, 1991 employment agreement; annual interest payable at 5%, principal due and payable in full twelve months after the end of the term of the employment agreement. The loan is secured by a mortgage on real property.
(E) As approved by the Board of Directors, the Company has agreed to make advances of a portion of the premiums payable on a split dollar life insurance policy purchased by a trust on the joint lives of Mr. and Mrs.
    Richard A. Smith. The Company is entitled to reimbursement of the amounts advanced, without interest, upon the first to occur of (a) the death of the survivor of Mr. and Mrs. Smith or (b) the surrender of the policy.
    These advances are secured by a collateral assignment of the policy to the Company.
(F) Loan represents a note receivable due under a promissory note dated
    September 13, 1993. If employment does not terminate, the loan will be forgiven in five equal and annual increments through September 13, 1998 and bears no interest. If employment terminates, the note will be forgiven, due in 30 days or due in 12 months depending on the circumstances.
    The loan is secured by a mortgage on real property.
(G) Loan with interest payable monthly at 8% per annum; paid in full in December
    1991.


                                   [page F-3]

                                                      SCHEDULE VIII

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       THREE YEARS ENDED OCTOBER 31, 1993
                                (In thousands)

COLUMN A                         COLUMN B            COLUMN C             COLUMN D        COLUMN E

                                                     Additions
                                                           Charged to
                                Balance at   Charged to         Other                     Balance at
                                Beginning    Costs and       Accounts-    Deductions-         End
Description                     of Period    Expenses        Describe     Describe        of Period

YEAR ENDED OCTOBER 31, 1993
Allowance for doubtful accounts $12,781       $23,616             -         $16,034 (A)        $20,363
 (deducted from accounts
  receivable)

Allowance for book returns      $45,576       $79,345             -         $75,191 (B)        $49,730
(deducted from accounts
 receivable)


YEAR ENDED OCTOBER 31, 1992

Allowance for doubtful
  accounts                      $12,062      $16,612             -          $15,893 (A)        $12,781
(deducted from accounts
  receivable)

Allowance for book returns      $42,880      $69,912             -          $67,216 (B)        $45,576
(deducted from accounts
  receivable)


YEAR ENDED OCTOBER 31, 1991

Allowance for doubtful
  accounts                      $11,342      $16,192        $2,383 (C)      $17,855 (A)        $12,062
deducted from accounts
  receivable)

Allowance for book returns      $37,099      $62,401        $   766 (C)      $57,386 (B)        $42,880
(deducted from accounts
  receivable)

(A) Write-off of uncollectible accounts net of recoveries.

(B) Books actually returned during the year.

(C) Adjustment to conform Harcourt Brace's fiscal year to October 31.

                                     [page F-4]

                                                              SCHEDULE IX

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS

                      THREE YEARS ENDED OCTOBER 31, 1993
                                (In thousands)


COLUMN A                      COLUMN B       COLUMN C     COLUMN D       COLUMN E     COLUMN F

                                                           Maximum       Average       Weighted
                                             Weighted      Amount        Amount        Average
                              Balance at     Average       Outstanding   Outstanding   Interest Rate
Category of Aggregate         End of         Interest      During the    During the    During the
Short-term Borrowings         Period         Rate          Period(A)     Period(A)     Period(B)

Year ended October 31, 1993
 Payable to Banks(C)(D)       $27,200         3.47%        $41,500       $11,500         3.38%



Year ended October 31, 1992

 Payable to Banks(C)          $6,500          3.30%        $74,000       $22,042         5.48%



Year ended October 31, 1991

 Payable to Banks(C)          $9,000          6.09%        $124,000      $71,992         7.55%



(A) Based on amounts outstanding at month-end.

(B) Based on daily averages.

(C) Interest and principal are payable in full at the due date.

(D) Represents amounts payable by The Neiman Marcus Group, Inc.

                                     [page F-5]

                                                                    SCHEDULE X


                     HARCOURT GENERAL, INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION(A)

                       THREE YEARS ENDED OCTOBER 31, 1993
                                  (In thousands)



         Column A                                       Column B


                                                 Charged to Costs and Expenses

           Item                                     1993      1992      1991
  Depreciation and amortization of intangible
    assets, preopening costs and similar
    deferrals                                     $42,277    $39,348   $42,456


   Royalties                                       63,416     60,428    58,051


   Advertising costs                               58,823     47,463    41,955


(A) From continuing operations.












                                  [page F-6]


                                                                    SCHEDULE I


                    HARCOURT GENERAL, INC. AND SUBSIDIARIES

                      HARCOURT GENERAL INSURANCE COMPANIES

         SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES


                               OCTOBER 31, l993
                                (In thousands)

        COLUMN A                          COLUMN B        COLUMN C               COLUMN D

                                                                                Amount at
                                                                               which shown in
  Type of investment                        Cost           Value             the balance sheet
Fixed Maturity Securities:

Bonds:
  United States Government and
   government agencies and authorities    $  533,587      $  555,949         $  533,587
   States, municipalities and
    political subdivisions                   242,391         252,313            242,391
  Foreign governments                         78,518          86,161             78,518
  Public utilities                           267,695         302,328            267,695
  All other corporate bonds                1,543,187       1,719,099          1,543,187

Total Fixed Maturity Securities           $2,665,378      $2,915,850         $2,665,378

Equity Securities:
  Public Utilities                               971             964                964
  Industrial, miscellaneous and
    all others                                   189              70                 70

Total Equity Securities                        1,160           1,034              1,034

Mortgage Loans on Real Estate                  8,994                              8,994
Real Estate(A)                                16,945                             16,945
Policy Loans                                  25,330                             25,330
Other Long-term Investments                    1,200                              1,200
Short-term Investments                       107,044                            107,044


Total Other Investments                      159,513                            159,513

Total Investments                         $2,826,051                         $2,825,925



(A) Includes a $15,000 reserve for other than temporary market losses in real estate holdings which were acquired in satisfaction of debt.




                                [page F-7]


                                                                SCHEDULE VI

                      HARCOURT GENERAL, INC. AND SUBSIDIARIES

                         HARCOURT GENERAL INSURANCE COMPANIES

                                     REINSURANCE

                          THREE YEARS ENDED OCTOBER 31, 1993
                            (Dollar amounts in thousands)

  COLUMN A                  COLUMN B    COLUMN C     COLUMN D    COLUMN E    COLUMN F

                                                                             Percentage
                                        Ceded to     Assumed                 of Amount
                            Gross       Other        from Other     Net      Assumed to
                            Amount      Companies    Companies    Amount        Net


YEAR ENDED OCTOBER 31, 1993
 Life Insurance in Force    $8,021,484  $1,614,987   $    1,479   $6,407,976     0.02%

  Premiums
    Life Insurance          $  133,088  $   14,867   $       -    $  118,221     0.00%
    Accident and health
     insurance                 182,118      29,021           -       153,097     0.00%


  Total premiums            $  315,206  $   43,888   $       -    $  271,318     0.00%



YEAR ENDED OCTOBER 31, 1992

  Life Insurance in Force   $8,163,878  $1,366,179   $       -    $6,797,699     0.00%


  Premiums
    Life Insurance          $   88,705  $   19,244   $         1  $   69,462     0.00%
    Accident and health
     insurance                 200,883      28,635           -       172,248     0.00%


  Total premiums            $  289,588  $   47,879    $        1  $  241,710     0.00%


YEAR ENDED OCTOBER 31, 1991

  Life Insurance in Force   $8,616,716  $1,128,142    $      -     $7,488,574    0.00%


  Premiums
    Life Insurance          $  108,876  $   11,311    $      375   $   97,940    0.38%
    Accident and health
     insurance                 184,459      18,350             1      166,110    0.00%


  Total premiums            $  293,335  $   29,661    $      376   $  264,050    0.14%








                          EXHIBIT INDEX
                                                                     Page
                                                                     No.
  3.1 Restated Certificate of Incorporation of the Company, as amended.

  3.2 By-Laws of the Company, as amended, incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

  4.1 Indenture, dated as of May 1, 1987, between the Company and Manufacturers Hanover Trust Company, as Trustee and
          (a) Terms Agreement, dated June 23, 1987, among the Company, The First Boston Corporation and Salomon Brothers Inc relating to the Company's 9 3/8% Subordinated Notes due 1997, incorporated herein by reference to Exhibit 4.3 to the Company's Report on Form 8-K, dated June 23, 1987, and to Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 33-13936, and (b) Terms Agreement, dated March 16, 1988, among the Company, The First Boston Corporation and Salomon Brothers Inc relating to the Company's
          9 1/2% Subordinated Notes due 2000, incorporated herein by reference to Exhibit 1 to the Company's Report on Form 8-K, dated March 16, 1988.

  4.2 Indenture, dated as of April 23, 1992, between the Company and Bankers Trust Company, as Trustee, relating to the 8 1/4% Senior Notes Due 2002 and the 8 7/8% Senior Debentures Due 2022, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 33-46148.

  4.3 Smith-Lurie/Marks Stockholders' Agreement, dated December 29, 1986, as supplemented January 8, 1988, December 5, 1988, April 29, 1989 and December 5, 1990, incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.

*10.1 Executive Incentive Bonus Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          October 31, 1986.


*10.2 1981 Stock Option Plan, as amended and restated, incorpor-ated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1987.

*10.3 1988 Stock Incentive Plan, incorporated herein by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-8, File No. 33-26079.

*10.4(a) 1975 Key Executive Stock Purchase Loan Plan, as amended, incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1982.

*10.4(b) 1983 Key Executive Stock Purchase Loan Plan, as amended, incorporated herein by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1984.

*10.5 Executive Medical Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Company's Annual
          Report on Form 10-K for the fiscal year ended October
          31, 1991.

*10.6(a) Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10.9 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          October 31, 1988.

*10.6(b) Amendment to Supplemental Executive Retirement Plan, dated October 26, 1990, incorporated herein by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

*10.7     Deferred Compensation and Retirement Income Plan for
          Non-Employee Directors.

*10.8 Deferred Compensation Agreement between the Company and Herbert W. Jarvis, a director, incorporated herein by reference to Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1981.



*10.9 Amended and Restated Deferred Compensation Agreement, dated August 27, 1990, between the Company and Richard A. Smith, incorporated herein by reference to Exhibit 10.13 the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

 10.10 Intercompany Services Agreement, dated as of July 24, 1987, between the Company and NMG, incorporated herein by reference to Exhibit 10.17(c) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987.

 10.11    Intercompany Services Agreement, dated as of December
          14, 1993, between the Company and GC Companies, Inc.

 10.12 Reimbursement and Security Agreement, dated as of December 14, 1993, between the Company and GC
          Companies, Inc.

 10.13 Split Dollar Life Insurance Agreement, dated as of June 21, 1990, by and between the Company and the Richard and Susan Smith 1990 Issue Trust, under a Declaration of Trust dated as of April 3, 1990, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

*10.14 Key Employee Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

*10.15(a) Employment Agreement, dated as of November 15, 1991, by and between the Company and Robert J. Tarr, Jr., incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

*10.15(b) Supplemental Agreement, dated as of December 17, 1992, by and between the Company and Robert J. Tarr, Jr., incorporated herein by reference to Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.

 11.1     Computation of Average Number of Shares Outstanding
          Used In Determining Primary and Fully Diluted Earnings
          Per Share.



 13.1 1993 Annual Report to Stockholders (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference in this Annual
          Report on Form 10-K).

 21.1     Subsidiaries of the Company.

 23.1     Consent of Deloitte & Touche.

 __________________________

* Exhibits filed pursuant to Item 14(c) of Form 10-K.