Form 10-Q
period 1994-01-31
HARCOURT GENERAL INC
filed 1994-03-15
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended                     January 31, 1994
      Commission File Number                         1-4925


                           HARCOURT GENERAL, INC.
           (Exact name of registrant as specified in its charter)



    Delaware                                             04-1619609
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                       Identification No.)


    27 Boylston Street, Chestnut Hill, MA                           02167
    (Address of principal executive offices)                      (Zip Code)




                                      (617)232-8200
                   (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


            YES   X           NO



As of March 7, 1994, the number of shares outstanding of each of the issuer's classes of common stock was:


          Class                                        Shares Outstanding
Common Stock, $1 Par Value                                  55,946,263
Class B Stock, $1 Par Value                                 21,905,306



                            HARCOURT GENERAL, INC.

                                  I N D E X


Part I.   Financial Information                                      Page Number

  Item 1. Condensed Consolidated Balance Sheets as of
            January 31, 1994 and October 31, l993                         1-2

          Condensed Consolidated Statements of Earnings for the
            Three Months Ended January 31, l994 and l993                   3

          Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended January 31, l994 and l993                   4

          Notes to Condensed Consolidated Financial Statements            5-6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7-10


Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                                 11

Signatures                                                                 12


Exhibit 11.1                                                               13

                            HARCOURT GENERAL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

(In thousands)

                                                       January 31,    October 31,
                                                              1994           l993

Assets
Current assets:
  Cash and equivalents                                 $   492,916    $   466,925
  Accounts receivable - trade, net                         502,541        493,384
  Inventories                                              564,270        470,525
  Deferred income taxes                                     75,022         20,016
  Other current assets                                      56,388         53,095

    Total current assets                                 1,691,137      1,503,945

Property and equipment, net                                515,530        516,541

Other assets:
  Prepublication costs, net                                142,327        137,959
  Intangible assets                                        396,502        400,028
  Other                                                    109,760        111,601

    Total other assets                                     648,589        649,588

Net assets of discontinued theatre operations                    -        135,804

Insurance assets:
  Fixed maturity securities, at amortized cost
    (market value $2,998,263 and $2,915,850)             2,780,501      2,665,378
  Commercial paper                                          79,392        105,764
  Other investments and cash                                47,341         45,987
  Premiums, accounts, and investment income receivable      67,276         70,965
  Deferred policy acquisition costs                        159,279        155,534
  Other insurance assets                                   123,108        127,320

    Total insurance assets                               3,256,897      3,170,948

    Total assets                                       $ 6,112,153    $ 5,976,826










                                                                 (Continued)


See Notes to condensed consolidated financial statements.


                             HARCOURT GENERAL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


(In thousands)

                                                      January 31,    October 31,
                                                             1994           1993

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                             $    71,863    $    64,904
  Accounts payable                                        285,354        283,693
  Accrued liabilities                                     368,835        358,636
  Taxes payable                                            58,802         35,322
  Other current liabilities                               100,612         49,331

    Total current liabilities                             885,466        791,886

Long-term liabilities:
  Notes and debentures                                  1,013,640        923,618
  Other long-term liabilities                             165,978        167,031

    Total long-term liabilities                         1,179,618      1,090,649

Deferred income taxes                                     209,749        200,088

Insurance liabilities:
  Policyholder reserves and deposits                    2,530,909      2,450,023
  Unearned premiums                                       166,121        175,937
  Policy and contract claims                              126,102        123,621
  Other insurance liabilities                              92,392         93,044

    Total insurance liabilities                         2,915,524      2,842,625

Shareholders' equity:
  Preferred stock                                           1,504          1,996
  Common stock                                             77,819         77,307
  Paid-in capital                                         723,644        861,928
  Cumulative translation adjustments                       (5,402)        (5,524)
  Retained earnings                                       124,231        115,871

    Total shareholders' equity                            921,796      1,051,578

  Total liabilities and shareholders' equity          $ 6,112,153    $ 5,976,826





See Notes to condensed consolidated financial statements.


                            HARCOURT GENERAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)



(In thousands except
 for per share amounts)

                                                            For the three months
                                                            ended January 31,
                                                                1994        1993
Revenues                                                    $832,237    $806,840

Costs applicable to revenues                                 525,697     514,203
Selling, general and administrative expenses                 248,794     246,895
Corporate expenses                                             9,377       8,414

Operating earnings                                            48,369      37,328

Investment income                                              4,062       4,096
Interest expense                                             (21,241)    (20,662)
Other income                                                       -      20,755

Earnings from continuing operations before
  income taxes                                                31,190      41,517

Income taxes                                                 (11,228)    (14,701)

Earnings from continuing operations                           19,962      26,816

Earnings from discontinued theatre operations, net                -        4,989

Net earnings                                                $ 19,962    $ 31,805

Weighted average number of common and common
  equivalent shares outstanding                               79,855      79,562

Earnings per common share:
  Earnings from continuing operations                       $    .25    $    .34
  Earnings from discontinued theatre operations                   -          .06
  Net earnings                                              $    .25    $    .40

Dividends per share:
  Common Stock                                              $    .15    $    .14
  Class B Stock                                             $   .135    $   .126
  Series A Stock                                            $  .1725    $  .1475



See Notes to condensed consolidated financial statements.


                            HARCOURT GENERAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


(In thousands)

                                                           For the three months
                                                            ended January 31,
                                                            1994           1993
Cash flows from operating activities
  Net earnings from continuing operations               $  19,962       $ 26,816
  Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
  Other income                                                  -        (20,755)
  Deferred income taxes                                   (45,345)             -
  Depreciation and amortization                            39,388         39,915
  Other items                                                (379)         5,840
  Changes in assets and liabilities:
    Accounts receivable                                    (8,884)         7,574
    Inventories                                           (93,405)       (99,210)
    Other current assets                                   (3,241)       (15,508)
    Current liabilities                                    85,785         70,567
                                                           (6,119)        15,239
  Insurance operating activities                           (8,167)        18,273
  Discontinued theatre operating activities                     -         26,300

Net cash provided (used) by operating activities          (14,286)        59,812

Cash flows from investing activities
  Discontinued theatre operation                               -             396
  Capital expenditures                                   (38,481)        (36,082)
  Other items                                                363          (3,518)
                                                         (38,118)        (39,204)
  Insurance investing activities                         (80,811)       (130,495)

Net cash used by investing activities                   (118,929)       (169,699)

Cash flows from financing activities
  Proceeds from borrowing, net                           116,200          80,910
  Repayment of debt                                      (18,852)         (6,596)
  Cash dividends paid                                    (11,602)        (10,805)
  Equity transactions, net                                (2,468)            533
                                                          83,278          64,042
  Insurance financing activities                          75,928         103,953

Net cash provided by financing activities                159,206         167,995

Cash and equivalents
  Increase during the period                              25,991          58,108
  Beginning balance                                      466,925         430,728

  Ending balance                                        $492,916        $488,836


See Notes to condensed consolidated financial statements.

                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. The condensed consolidated financial statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The January 31, 1994 condensed consolidated financial statements include the October 30, l993 condensed consolidated financial statements of The Neiman Marcus Group, Inc. (NMG), which were filed with the Securities and Exchange Commission on Form 10-Q. The Company owns approximately 65% of the fully-converted equity of NMG. The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.   Discontinued operation

     On December 15, l993, the Company completed the spinoff of its theatre operations in a tax-free distribution to its shareholders. The newly created company is named GC Companies, Inc. (GCC). Under the plan of distribution, the Company transferred to GCC approximately $135.0 million of net theatre assets including approximately $64.0 million in cash.

3.   Income taxes

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes" during the first quarter of fiscal 1994. SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and their respective tax bases using enacted tax rates in effect for the years in which the differences are expected to reverse. The effect of adopting SFAS No. 109 was not material to the Company's financial position or results of operations. Prior to October 31, 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11.

                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


3.   Income taxes (continued)

     Significant components of the net deferred tax liabilities stated on a gross basis are as follows:


     (In thousands)                                                  November 1,
                                                                         1993
     Gross deferred tax assets:
       Accrued liabilities and reserves                              $    78,014
       Employee benefits                                                  33,661
       Postretirement health care benefits                                34,937
       Inventories                                                        28,848
       Difference in basis of assets acquired                             42,772

       Total gross deferred tax assets                                   218,232
       Valuation allowance                                               (25,538)
       Net deferred tax assets                                           192,694


     Gross deferred tax liabilities:
       Property, equipment, prepublishing costs and intangibles          152,710
       Pension and employee benefits accrual                              23,041
       Difference in basis of assets acquired                            124,073
       Accrued liabilities and reserves                                   27,597
        Total gross deferred tax liabilities                             327,421

     Net deferred tax liabilities                                    $   134,727


     Income taxes paid during the thirteen weeks ended January 31, l994 were $19.6 million. There was no change in the valuation allowance in the three months ended January 31, l994. The valuation allowance will be allocated to reduce the difference in basis of assets acquired when realization of the tax benefit occurs.

     Included in the Harcourt General Insurance Companies' assets and liabilities are net deferred tax liabilities of approximately $19.8 million. Gross deferred tax assets of $5.0 million are offset by gross deferred tax liabilities of $24.8 million. The deferred income tax assets arise primarily from accrued liabilities and reserves. The deferred income tax liabilities consist of amortization on deferred policy acquisition costs and in force insurance acquired.

                         HARCOURT GENERAL, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

                          Results of Operations


Three Months Ended January 31, 1994 versus Three Months Ended
January 31, 1993


The following table illustrates revenues and operating earnings by business segment for the three months ended January 31.


      (In thousands)                                      1994         1993
      Revenues:
        Publishing                                    $160,993      $159,091
        Specialty retailing                            507,634       479,003
        Insurance                                      128,486       138,029
        Professional services                           35,124        30,717
           Total revenues                             $832,237      $806,840

      Operating earnings (loss):
        Publishing                                   ($  7,403)    ($ 11,962)
        Specialty retailing                             37,041        35,144
        Insurance                                       21,935        17,494
        Professional services                            6,173         5,066
        Corporate expenses                              (9,377)       (8,414)
           Total operating earnings                   $ 48,369      $ 37,328


Publishing

Publishing revenues increased 1.2% compared to the same period last year. This increase was primarily due to an increase in the scientific, technical and medical business which benefited from higher domestic and foreign sales, partially offset by lower revenues from the professional publishing business.

Publishing operating loss decreased by $4.6 million compared to the same period last year. The operating loss was reduced because of lower prepublication costs and lower marketing expenses at Harcourt Brace School, partially offset by lower operating earnings in the scientific, technical and medical business due to increased operating expenses.

Specialty Retailing

Specialty retailing results are reported with a lag of one quarter so that the operating results of The Neiman Marcus Group, Inc. (NMG) for the quarter ended October 30, 1993, were consolidated with the operating results of the Company for the quarter ended January 31, 1994. Revenues in the thirteen weeks ended October 30, 1993 increased 6.0% over revenues in the thirteen weeks ended October 31, 1992. Higher revenues at Neiman Marcus and Bergdorf Goodman were partially offset by lower revenues at Contempo Casuals. The number of stores was substantially unchanged in the current period.

The 5.4% increase in operating earnings was attributable to higher revenues and finance charge income which were partially offset by an increase in costs of goods sold and volume-related selling costs.

                           HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


Insurance

Insurance revenues decreased 6.9% compared to the same period last year. The decrease in revenues was primarily related to the absence of major medical premium revenue due to the sale of that block of business in April of 1993.

Insurance operating earnings increased 25.4% compared to the same period last year. Operating earnings increased due to $2.2 million of additional capital gains, favorable claims experience in the farm and rural accident and health line of business and increased spreads on annuity contracts in force due to the decline in interest rates.

Professional services

Professional services revenues increased $4.4 million to $35.1 million in the 1994 first quarter from $30.7 million in the 1993 first quarter. The increase reflects higher volume in group and executive outplacement programs.

Professional services operating earnings increased 21.9% compared to the same period in the prior year. This increase is attributable to higher revenues which more than offset the increase in payroll and benefit costs needed to support the higher volume.

Corporate Expenses

Corporate expenses increased $963,000 compared to the same period last year. This increase was primarily due to higher professional fees.

Interest Expense

Interest expense remained relatively unchanged from the same period last year. Higher interest expense at NMG was offset by lower interest expense at the Company.

Other Income

Other income in 1993 represents a gain from the reduction in the level of NMG's estimated liabilities due to the settlement of various disputes with Carter Hawley Hale Stores, Inc.

Income Tax Expense

The Company's effective tax rate is expected to be 36% in fiscal 1994 and was 36.9% in fiscal 1993. During the first quarter of 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability method of accounting for income taxes. The effect of adopting this standard was not material to the Company's financial position or results of operations.

                           HARCOURT GENERAL, INC.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                     Liquidity and Capital Resources

General

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's consolidated statements of cash flows. The discussion of liquidity and capital resources for the insurance segment appears separately because the assets, liabilities and cash flows of the insurance company are restricted by statute.

Cash used by continuing operating activities for the quarter ended January 31, l994 was $6.1 million excluding adjustments for Harcourt General's insurance operations. The publishing and professional services business segments provided $91.7 million of cash from operating activities while NMG's operating activities consumed $97.8 million of cash. The cash provided by the Company's operations was sufficient to fund working capital, capital expenditures and dividend requirements. NMG increased its borrowing in order to fund working capital for the holiday season, capital expenditures and dividend requirements.

Since October 31, l993, working capital increased $93.6 million. The most significant items affecting working capital were increases in accounts receivable of $9.2 million, inventories of $93.7 million and current deferred income taxes of $55.0, which were partially offset by a $51.3 million increase in other current liabilities and a $23.5 million increase in taxes payable. These changes in working capital were mainly due to increased inventory requirements at NMG to accommodate the holiday season and higher transaction volume. The higher accounts receivable balance was attributable to a modification of credit terms offered to NMG's customers and higher revenues at NMG, offset by lower accounts receivable balances in the publishing business.

Cash flows used by investing activities excluding insurance operations were $38.1 million. The Company's investing activities in the 1994 period included capital expenditures totaling $38.5 million.

Publishing capital expenditures in the 1994 quarter totaled $26.1 million and were related principally to expenditures for prepublication costs. Capital expenditures in the publishing business are expected to approximate $140.0 million in fiscal 1994.

Specialty retailing capital expenditures in the 1994 period totaled $10.1 million and were primarily related to store renovation and expansion projects. Capital expenditures for NMG in 1994 are expected to approximate $70.0 million and relate primarily to new store construction, store renovation and a major expansion of the mail order facility.

                           HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

                       Liquidity and Capital Resources

General (continued)

Financing activities primarily reflect additional borrowings of $116.2 million under NMG's revolving credit agreements, purchasing $18.9 million of the remaining Harcourt Brace debt and paying $11.6 million of dividends. On January 31, l994, the Company's consolidated long-term liabilities totaled $1.2 billion. That amount includes $540.3 million of NMG long-term liabilities, which is not guaranteed by the Company.

The Company has uncommitted borrowing capacity with three banks totaling
$75.0 million and committed borrowing capacity of $400.0 million. The Company had no committed or uncommitted borrowings outstanding at January 31, l994. NMG has uncommitted borrowing capacity totaling $70.0 million of which $15.0 million was outstanding at October 30, 1993 and committed borrowing capacity totaling $400.0 million of which $333.4 million was outstanding at October
30, 1993.

Insurance

Cash used by insurance operations totalled $8.2 million in the first quarter of fiscal 1994. This amount reflects realized capital gains of $7.3 million and an increase in deferred policy acquisition costs of $3.7 million which were partially offset by net increases in policyholder reserves and unearned premiums. The insurance companies used $80.8 million in investing activities, primarily to purchase fixed maturity securities. Cash generated from insurance financing activities consisted of proceeds from policyholder deposits of $75.9 million.

The Company recently announced that it is exploring various options related to the potential sale of the insurance business, although no decision has been made.

                                   PART II



Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            11.1 Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share.

        (b) Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the quarter ended January 31, 1994.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              HARCOURT GENERAL, INC.



Date:  March 14, 1994                         s/John R. Cook
                                                John R. Cook
                                                Senior Vice President and
                                                Chief Financial Officer



Date:  March 14, 1994                         s/Stephen C. Richards
                                                Stephen C. Richards
                                                Vice President and Controller
                                                Principal Accounting Officer