Form 10-Q
period 1994-04-30
HARCOURT GENERAL INC
filed 1994-06-13
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended                       April 30, 1994

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




                                  (617) 232-8200
                (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          YES   X             NO



As of June 6, 1994, the number of shares outstanding of each of the issuer's classes of common stock was:


          Class                                   Shares Outstanding
Common Stock, $1 Par Value                             55,968,607
Class B Stock, $1 Par Value                            21,902,773



                     HARCOURT GENERAL, INC.
                          I N D E X




Part I.   Financial Information                                  Page Number

  Item 1. Condensed Consolidated Balance Sheets as of
            April 30, 1994 and October 31, l993                        1-2

          Condensed Consolidated Statements of Operations for the
            Three and Six Months Ended April 30, l994 and l993                 3

          Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended April 30, l994 and l993                    4

          Notes to Condensed Consolidated Financial Statements                 5

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        6-10




Part II.  Other Information

  Item 4. Submission of Matters to a Vote of Security Holders
11

  Item 6. Exhibits and Reports on Form 8-K
11

Signatures                                                              12



Exhibit 11.1                                                            13

                            HARCOURT GENERAL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


(In thousands)

                                               April 30,       October 31,
                                                    1994             l993
Assets
Current assets
  Cash and equivalents                          $  423,388     $    466,925
  Accounts receivable - trade, net                 512,147          493,384
  Inventories                                      447,610          470,525
  Deferred income taxes                             75,022           20,016
  Other current assets                              54,483           53,095

    Total current assets                         1,512,650        1,503,945

Property and equipment, net                        516,227          516,541

Other assets
  Prepublication costs, net                        154,173          137,959
  Intangible assets                                394,465          400,028
  Other                                            108,910          111,601

    Total other assets                             657,548          649,588

Net assets of discontinued theatre operations           -           135,804

Insurance assets
  Fixed maturity securities, at amortized cost
    (market value $2,898,719 and $2,915,850)     2,913,791        2,665,378
  Commercial paper                                  38,082          105,764
  Other investments and cash                        42,456           45,987
  Premiums, accounts, and investment
    income receivable                               68,894           70,965
  Deferred policy acquisition costs                163,817          155,534
  Other insurance assets                           119,171          127,320

    Total insurance assets                       3,346,211        3,170,948

    Total assets                                $6,032,636     $  5,976,826











                                                             (Continued)

See Notes to condensed consolidted financial statements.


                           HARCOURT GENERAL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

(In thousands)

                                              April 30,       October 31,
                                                   1994             1993

Liabilities and Shareholders' Equity
Current liabilities
  Notes payable and current maturities of
    long-term liabilities                      $   58,800     $   64,904
  Accounts payable                                224,588        283,693
  Accrued liabilities                             332,652        358,636
  Taxes payable                                    61,435         35,322
  Other current liabilities                       104,901         49,331

    Total current liabilities                     782,376        791,886

Long-term liabilities
  Notes and debentures                            953,692         923,618
  Other long-term liabilities                     170,671         167,031

    Total long-term liabilities                 1,124,363       1,090,649

Deferred income taxes                             209,749         200,088

Insurance liabilities
  Policyholder reserves and deposits            2,624,478       2,450,023
  Unearned premiums                               158,419         175,937
  Policy and contract claims                      121,323         123,621
  Other insurance liabilities                      91,490          93,044

    Total insurance liabilities                 2,995,710        2,842,625

Shareholders' equity
  Preferred stock                                   1,473            1,996
  Common stock                                     77,866           77,307
  Paid-in capital                                 723,717          861,928
  Cumulative translation adjustments               (6,564)          (5,524)
  Retained earnings                               123,946          115,871

    Total shareholders' equity                    920,438        1,051,578

  Total liabilities and shareholders' equity   $ 6,032,636    $  5,976,826



  See Notes to condensed consolidated financial statements.

                              HARCOURT GENERAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


(In thousands except for per share amounts)
                                           For the Six Months           For the Three Months
                                              Ended April 30,              Ended April 30,
                                               1994         1993            1994          1993
Revenues                                 $1,798,199   $1,740,082        $965,962      $ 933,242

Costs applicable to revenues              1,169,601    1,133,048         643,904        618,845
Selling, general and administrative
  expenses                                  525,565      525,376         276,771        278,481
Corporate expenses                           18,939       17,905           9,562          9,491

Operating earnings                           84,094       63,753          35,725         26,425

Investment income                             7,640        7,555           3,578          3,459
Interest expense                            (42,865)     (41,704)        (21,624)       (21,042)
Other income                                     -        20,755              -              -

Earnings from continuing operations
  before income taxes                        48,869       50,359          17,679          8,842

Income taxes                                (17,593)     (17,877)         (6,365)        (3,176)

Earnings from continuing operations          31,276       32,482          11,314          5,666

Earnings from discontinued theatre
  operations, net                                -         5,128              -             139

Net earnings                             $   31,276   $   37,610        $ 11,314      $   5,805

Weighted average number of common
  and common equivalent shares
  outstanding                                79,829       79,583          79,804         79,605

Earnings per common share:
  Earnings from continuing operations    $      .39   $      .41        $    .14      $     .07
  Earnings from discontinued theatre
    operations, net                              -           .06               -             -
  Net earnings                           $      .39   $      .47        $    .14       $    .07

Dividends per share:
  Common Stock                           $      .30    $     .28        $    .15       $    .14
  Class B Stock                          $      .27    $    .252        $   .135       $   .126
  Series A Stock                         $     .345    $    .295        $  .1725       $  .1475


See Notes to condensed financial statements.

                            HARCOURT GENERAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


(In thousands)
                                                           For the Six Months
                                                             Ended April 30,
                                                              1994       1993
Cash flows from operating activities
 Net earnings from continuing operations                  $ 31,276   $ 32,482
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Other income                                               -     (20,755)
     Deferred income taxes                                 (45,345)        -
     Depreciation and amortization                          79,997     78,548
     Other items                                             3,026      3,340
     Changes in assets and liabilities:
       Accounts receivable                                 (18,262)    (7,896)
       Inventories                                          23,152    (21,416)
       Other current assets                                 (1,367)    (9,120)
       Current liabilities                                  (4,982)    (8,753)
                                                            67,495      46,430
  Insurance operating activities                           (18,189)     17,741
  Discontinued theatre operating activities                     -       16,877

Net cash provided by operating activities                   49,306      81,048

Cash flows from investing activities
 Discontinued theatre operation                                 -       (3,270)
  Capital expenditures                                     (86,666)    (71,498)
 Other items                                                  (645)     (2,152)
                                                           (87,311)    (76,920)
  Insurance investing activities                          (171,173)   (260,391)

Net cash used by investing activities                     (258,484)   (337,311)

Cash flows from financing activities
 Proceeds from borrowing, net                               43,500      40,117
 Repayment of debt                                         (19,499)     (6,596)
 Cash dividends paid                                       (23,209)    (21,610)
 Equity transactions, net                                   (2,335)        705
                                                            (1,543)     12,616
 Insurance financing activities                            167,184     223,593

Net cash provided by financing activities                  165,641     236,209

Cash and equivalents
 Decrease during the period                                (43,537)    (20,054)
 Beginning balance                                         466,925     430,728

 Ending balance                                           $423,388   $ 410,674


See Notes to condensed consolidated financial statements.

                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The condensed consolidated financial statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The April 30, l994 condensed consolidated financial statements include the January 29, l994 condensed consolidated financial statements of The Neiman Marcus Group, Inc. (NMG), which are filed with the Securities and Exchange Commission on Form 10-Q. The Company owns approximately 65% of the fully-converted equity of NMG. The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2. Discontinued operation

   On December 15, l993, the Company completed the spinoff of its theatre operations in a tax-free distribution to its shareholders. The newly created company is named GC Companies, Inc. (GCC). Under the plan of distribution, the Company transferred to GCC approximately $135.0 million of net theatre assets including approximately $64.0 million in cash.

3. Restructuring of Contempo Casuals

   NMG has commenced a restructuring of its Contempo Casuals division which includes Pastille stores, and recorded a charge of $48.4 million in NMG's third fiscal quarter. Because NMG's financial statements are consolidated with a lag of one quarter, this charge will be reflected in the Company's financial statements for the nine months ending July 31, l994. Because of the continuing weak operating performance of the Contempo Casuals division, NMG will close up to 50 Contempo Casuals Stores and discontinue all of the Pastille retail stores which Contempo Casuals had been testing as a new retail concept. The restructuring charge includes an estimate of lease termination costs ($20.7 million), the write-down of fixed assets
   ($12.8 million), inventory liquidation costs ($10.8 million), and other expenses ($4.1 million). NMG anticipates that the decision to close these Contempo Casuals and Pastille retail stores will reduce the operating losses experienced by the Contempo Casuals division. Substantially all of the cash payments for lease termination costs are expected to be made in NMG's fourth quarter and fiscal 1995.

4. Statement of Financial Accounting Standards No. 115

   In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). SFAS No. 115 revises the accounting and reporting for all investments in debt securities and for investments in equity securities that have determinable fair values. The Company is required to adopt SFAS No. 115 no later than fiscal 1995 and has not yet determined its impact on the Company's continuing operations or financial position.

                           HARCOURT GENERAL, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                            Results of Operations

The following table illustrates revenues and operating earnings by business segment.
                                  Six Months Ended April 30,           Three Months Ended April 30,
(In thousands)                            1994          1993                   1994            1993
Revenues:
  Publishing                        $  305,818    $  294,462               $144,825         $135,371
  Specialty retailing                1,158,324     1,096,239                650,690          617,236
  Insurance                            261,770       279,252                133,284          141,223
  Professional services                 72,287        70,129                 37,163           39,412
    Total revenues                  $1,798,199    $1,740,082               $965,962         $933,242

Operating earnings (loss):
  Publishing                       ($   29,997)  ($   40,728)             ($ 22,594)       ($ 28,766)
  Specialty retailing                   85,190        75,405                 48,149           40,261
  Insurance                             35,052        33,207                 13,117           15,713
  Professional services                 12,788        13,774                  6,615            8,708
  Corporate expenses                   (18,939)      (17,905)                (9,562)          (9,491)
    Total operating earnings        $   84,094    $   63,753               $ 35,725         $ 26,425


Six Months Ended April 30, l994 Compared to Six Months Ended April 30, l993

Publishing

Publishing revenues in the six months ended April 30, l994 increased 3.9% compared with revenues in the six months ended April 30, l993. Substantially all of the publishing businesses contributed to the increase in revenues with the educational division achieving the highest increase due to strong sales of science and health textbooks and testing products.

The publishing operating loss decreased 26.3% compared with the same period last year. The operating loss was reduced by lower prepublication amortization costs and lower marketing expenses at the educational division, partially offset by an increase in prepublication amortization costs and higher operating expenses in the scientific, technical, medical businesses.

Specialty Retailing

Specialty retailing results are reported with a lag of one quarter so that operating results of The Neiman Marcus Group, Inc. (NMG) for the twenty-six weeks ended January 29, 1994 are consolidated with the operating results of the Company for the twenty-six weeks ended April 30, 1994. Revenues in the twenty-six weeks ended January 29, 1994 increased 5.7% over revenues in the twenty-six weeks ended January 30, l993. Higher revenues at the Neiman Marcus division and Bergdorf Goodman were partially offset by lower revenues at Contempo Casuals. The number of stores was substantially unchanged in the current period.

Operating earnings increased 13.0%, reflecting higher revenues and finance charge income, partially offset by volume-related increases in cost of goods sold and selling costs. NMG recorded a restructuring charge of $48.4 million in its third quarter, which will be reflected in the Company's financial statements for its quarter ending July 31, 1994.

                            HARCOURT GENERAL, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Insurance

Insurance revenues decreased 6.3% compared with the same period last year. The decrease was primarily related to lower capital gains and the absence of major medical premium revenue due to the sale of that block of business in April 1993.

Insurance operating earnings increased 5.6% compared to the same period last year. Operating earnings increased due to favorable claims experience in the farm and rural accident and health lines of business. Also contributing to the increase were higher annuity profits stemming from a larger block of business and increased interest margins. These increases were partially offset by a $1.5 million decline in capital gains.

Professional Services

Professional services revenues increased $2.2 million compared with the same period last year. The increase reflects higher volume in executive outplacement programs.

Professional services operating earnings decreased $986,000 compared to the same period last year. This decrease is attributable to higher payroll, benefit and other operating costs.

Interest Expense

Interest expense increased 2.8% from the same period last year. Higher interest expense at NMG was partially offset by lower interest expense at the Company.


Other Income

Other income in 1993 represents a gain from the reduction in the level of NMG's estimated liabilities due to the settlement of various disputes with Carter Hawley Hale Stores, Inc.

Income Tax Expense

The Company's effective tax rate is estimated to be 36.0% in fiscal l994 and was 36.9% in fiscal 1993. During the first quarter of 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability method of accounting for income taxes. The effect of adopting this standard was not material to the Company's financial position or results of operations.

                           HARCOURT GENERAL, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    Quarter Ended April 30, 1994 Compared to Quarter Ended April 30, 1993


Publishing

Publishing revenues increased 7.0% compared to the same period last year. This increase was primarily due to higher revenues in all of the publishing businesses with the educational division achieving the highest increase due to strong sales of health and science textbooks and testing products.

The publishing operating loss decreased by $6.2 million compared to the same period last year. The operating loss was reduced because of higher revenues, lower prepublication amortization costs and higher marketing expenses at the educational division, partially offset by an increase in prepublication amortization costs and operating expenses in the scientific, technical, medical businesses.

Specialty Retail

Results of NMG are reported with a lag of one quarter, so that NMG's operating results for its quarter ended January 29, l994 are consolidated with the Company's operating results for the quarter ended April 30, l994. Revenues in the thirteen weeks ended January 29, l994 increased 5.4% over revenues in the thirteen weeks ended January 30, l993. Higher revenues at the Neiman Marcus division and Bergdorf Goodman were offset by lower revenues at the Contempo Casuals division. The number of stores was substantially unchanged from the thirteen weeks ended January 30, l993.

Operating earnings increased 19.6%, reflecting higher revenues and finance charge income, partially offset by volume-related increases in cost of goods sold and selling costs.

Insurance

Insurance revenues decreased 5.6% compared to the same 1993 period due to lower capital gains and the absence of major medical premium revenue due to the sale of that block of business in April 1993. These decreases were partially offset by higher structured annuity revenues.

Insurance operating earnings decreased $2.6 million compared to the same period last year. The decline in operating earnings was due to a $3.7 million decrease in capital gains, partially offset by favorable claims experience in the farm and rural accident and health lines of business and higher annuity profits resulting from a higher level of business.

Professional Services

Professional services revenues decreased $2.2 million to $37.2 million in the 1994 second quarter from $39.4 million in the 1993 second quarter. The decrease reflects lower volume in group outplacement programs.

Professional services operating earnings decreased $2.1 million compared to the same period in the prior year. This decrease is attributable to lower revenues and higher payroll and benefit costs.

                             HARCOURT GENERAL, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Interest Expense

Interest expense increased 3.2% compared to the same period last year primarily due to higher outstanding balances on bank borrowings during the period at NMG.


                       Liquidity and Capital Resources

General

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's consolidated statements of cash flows. The discussion of liquidity and capital resources for the insurance segment appears separately, because the assets, liabilities and cash flows of the insurance company are restricted by statute. Because
NMG is a separate public company Harcourt General has no access to NMG's earnings or cash flow other than through the receipt of cash dividends paid by NMG. Similarly, NMG has no claim on the Company's assets.

Cash provided by continuing operating activities for the six months ended April 30, l994 was $67.5 million excluding adjustments for the Company's insurance operations. The cash provided by the Company's operations was used to fund working capital, capital expenditures and dividend requirements.
Since October 31, l993, working capital increased $18.2 million. The most significant items affecting working capital were increases in accounts receivable of $18.8 million and decreases in accounts payable of $59.1 million and in accrued liabilities of $26.0 million, which were partially offset by a $22.9 million decrease in inventories and a $26.1 million increase in taxes payable.

Cash flows used by investing activities excluding insurance operations were $87.3 million. The Company's investing activities in the 1994 period included capital expenditures totaling $86.7 million. Publishing capital expenditures in the 1994 six month period totaled $59.4 million and were related principally to expenditures for prepublication costs. Capital expenditures in the publishing business are expected to approximate $140.0 million in fiscal 1994. Specialty retailing capital expenditures in the 1994 period totaled $26.1 million and were primarily related to store renovation and expansion of the mail order facility. Capital expenditures for NMG in fiscal 1994 are expected to approximate $65.0 million.

Financing activities primarily reflect additional borrowings of $43.4 million under NMG's revolving credit agreements, the purchase of $18.9 million of the remaining Harcourt Brace debt and the payment of $23.2 million in dividends.
At April 30, 1994, the Company's consolidated long-term liabilities totaled $1.1 billion. That amount includes $481.1 million of NMG long-term liabilities which are not guaranteed by the Company.

The Company has uncommitted borrowing capacity with three banks totaling $75.0 million and committed borrowing capacity of $400.0 million. The Company had no committed or uncommitted borrowings outstanding at April 30, l994. NMG has committed borrowing capacity totaling $400.0 million of which $275.7 million was outstanding at January 29, l994 and uncommitted borrowing capacity totaling $70.0 million.

                           HARCOURT GENERAL, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        Liquidity and Capital Resources


Insurance

Cash used by insurance operations totaled $18.2 million in the first six months of fiscal 1994. This amount reflects realized capital gains of $7.8 million and an increase in deferred policy acquisition costs of $8.3 million which were partially offset by net increases in policyholder reserves and unearned premiums. The insurance companies used $171.2 million in investing activities, primarily to purchase fixed maturity securities. Cash generated from insurance financing activities consisted of proceeds from policyholder deposits of $167.2 million.

In the first quarter of 1994, the Company announced that it is exploring various options related to the potential sale of the insurance business, although no decision has been made.

                            HARCOURT GENERAL, INC.

                                    PART II

Item 4.  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders was held on March 11, 1994. The following matters were voted upon at the meeting:

    1. Election of the following people as Class A Directors for a term of three years:

       Jack M. Greenberg                           Herbert W. Jarvis

       For        66,547,269                       For       66,558,083
       Withheld      176,519                       Withheld     165,705

       Richard A. Smith                            Robert J. Tarr, Jr.

       For        66,557,197                       For       66,557,372
       Withheld      166,591                       Withheld     167,416

    2. Ratification of the appointment of Deloitte & Touche as the Company's independent auditors for the 1994 fiscal year.

       For        66,014,309
       Against        42,709
       Abstain       666,771
       Non-Voting        0


Item 6.      Exhibits and Reports on Form 8-K.

       (a)   Exhibits.

               11.1 Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share.

       (b)   Reports on Form 8-K.

             The Company did not file any reports on Form 8-K during the quarter ended April 30, 1994.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           HARCOURT GENERAL, INC.



Date:  June 10, 1994                     s/John R. Cook
                                           John R. Cook
                                           Senior Vice President and
                                           Chief Financial Officer



Date:  June 10, 1994                     s/Stephen C. Richards
                                           Stephen C. Richards
                                           Vice President and Controller
                                           Principal Accounting Officer