Form 10-Q
period 1994-07-31
HARCOURT GENERAL INC
filed 1994-09-13
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                                  FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



     For the Quarter Ended                                July 31, 1994


     Commission File Number                                       1-4925

                             HARCOURT GENERAL, INC.
            (Exact of name of registrant as specified in its charter)

                 Delaware                                     04-1619609
     State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       dentification No.)



     27 Boylston Street, Chestnut Hill, MA                      02167
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


          YES    X            NO


As of September 9, 1994, the number of shares outstanding of each of the issuer's classes of common stock was:

           Class                                       Shares Outstanding
Common Stock, $1 Par Value                                 55,978,375
Class B Stock, $1 Par Value                                21,901,589



                            HARCOURT GENERAL, INC.

                                  I N D E X



Part I.   Financial Information                                     Page Number

  Item 1. Condensed Consolidated Balance Sheets as of
  July 31, 1994 and October 31, 1993                                      1

          Condensed Consolidated Statements of Operations for
          the Nine and Three Months Ended July 31, 1994 and 1993          2

          Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended July 31, 1994 and 1993                           3

          Notes to Condensed Consolidated Financial Statements          4-6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   7-11




Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                                12

Signatures                                                                13

Exhibit 11.1                                                              14

Exhibit 27.1                                                              15

                           HARCOURT GENERAL, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



(In thousands)                                   July 31,      October 31,
                                                     1994             1993
Assets
Current assets
 Cash and equivalents                          $  328,482      $   466,925
 Accounts receivable - trade, net                 624,975          493,384
 Inventories                                      502,069          470,525
 Deferred income taxes                             75,022           20,016
 Other current assets                              50,925           53,095
   Total current assets                         1,581,473        1,503,945

Property and equipment, net                       524,420          516,541

Other assets
 Prepublication costs, net                        159,144          137,959
 Intangible assets                                414,560          400,028
 Other                                            111,414          111,601
   Total other assets                             685,118          649,588

Net assets of discontinued operations
 Theatre                                                -          135,804
 Insurance                                        370,391          328,323
     Total assets                              $3,161,402      $ 3,134,201


Liabilities and Shareholders' Equity
Current liabilities
 Notes payable and current maturities of
   long-term liabilities                       $  133,201      $    64,904
   Accounts payable                               243,325          283,693
 Accrued liabilities                              383,968          358,636
 Taxes payable                                     51,007           35,322
 Other current liabilities                         85,067           49,331
   Total current liabilities                      896,568          791,886

Long-term liabilities
 Notes and debentures                             908,744          923,618
 Other long-term liabilities                      183,198          167,031
   Total long-term liabilities                  1,091,942        1,090,649

Deferred income taxes                             174,749          200,088

Shareholders' equity
 Preferred stock                                    1,461            1,996
 Common stock                                      77,878           77,307
 Paid-in capital                                  723,699          861,928
 Cumulative translation adjustments                (6,413)          (5,524)
 Retained earnings                                201,518          115,871
 Total shareholders' equity                       998,143        1,051,578
     Total liabilities and shareholders'
     equity                                    $3,161,402      $ 3,134,201

See Notes to condensed consolidated financial statements.


                          HARCOURT GENERAL, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

(In thousands except for per share amounts)        For the Nine Months        For the Three Months
                                                      Ended July 31,            Ended July 31,
                                                   1994          1993         1994            1993
Revenues                                     $2,351,543    $2,346,605    $ 815,114        $885,775

Costs applicable to revenues                  1,442,664     1,403,123       450,005        462,415
Selling, general and administrative
  expenses                                      695,543       713,397       219,754        241,726
  Corporate expenses                             26,906        31,219         7,967         13,314
Restructuring of Contempo Casuals                48,401             -        48,401              -

Operating earnings                              138,029       198,866        88,987        168,320

Investment income                                11,033        10,587         3,393          3,032
Interest expense                                (64,119)      (63,131)      (21,254)       (21,427)
Other income (expense)                                -        20,023             -           (732)

Earnings from continuing operations
  before income taxes                            84,943       166,345        71,126        149,193
Income taxes                                     30,579        62,082        25,605         55,841

Earnings from continuing operations              54,364       104,263        45,521         93,352

Earnings from discontinued
  operations, net                                66,097        40,102        43,664         13,403

Net earnings                                 $  120,461    $  144,365     $  89,185       $106,755


Weighted average number of common
  and common equivalent shares
  outstanding                                    79,819        79,596        79,800         79,625


Earnings per common share
  Earnings from continuing operations        $      .68    $     1.31     $     .57       $   1.17
  Earnings from discontinued
    operations, net                                 .83           .50           .55            .17

Net earnings                                 $     1.51    $     1.81     $    1.12       $   1.34


Dividends per share:
  Common Stock                               $      .45    $      .42     $     .15       $    .14
  Class B Stock                              $     .405    $     .378     $    .135       $   .126
  Series A Stock                             $    .5175    $    .4425     $   .1725       $  .1475


See Notes to condensed financial statements.


                              HARCOURT GENERAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

(In thousands)                                           For the Nine Months
                                                            Ended July 31,
                                                           1994           1993
Cash flows from operating activities
  Net earnings from continuing operations              $ 54,364       $104,263
  Adjustments to reconcile net earnings to
   net cash (used) provided by operating activities:
     Other income                                             -        (20,755)
     Deferred income taxes                              (45,345)             -
     Depreciation and amortization                      123,458        124,630
     Other items                                         11,463         15,337
     Changes in assets and liabilities:
       Accounts receivable                             (131,076)      (249,694)
       Inventories                                      (30,926)       (51,614)
       Other current assets                               2,207         (2,299)
       Current liabilities                               34,379         63,503
                                                         18,524        (16,629)
  Discontinued insurance operating activities           (45,630)        17,297
  Discontinued theatre operating activities                   -         47,747

Net cash (used) provided by operating activities         (27,106)       48,415

Cash flows from investing activities
  Capital expenditures, net                             (137,481)     (106,184)
  Other items                                            (24,946)       (5,113)
                                                        (162,427)     (111,297)
Discontinued insurance investing activities             (262,711)     (328,928)
Discontinued theatre investing activities                                      -    (11,739)

Net cash used by investing activities                   (425,138)     (451,964)

Cash flows from financing activities
  Proceeds from borrowing                                 73,300        71,500
  Repayment of debt                                      (19,769)       (5,921)
  Cash dividends paid                                    (34,814)      (32,417)
  Equity transactions, net                                (2,286)          651
                                                          16,431        33,813
  Discontinued insurance financing activities            297,370       316,775

Net cash provided by financing activities                313,801       350,588

Cash and equivalents
  Decrease during the period                            (138,443)      (52,961)
  Beginning balance                                      466,925       430,728

  Ending balance                                        $328,482      $377,767

Supplemental schedule of non cash item:
  Tax settlements in discontinued operations            $ 35,000       $     -


See Notes to condensed consolided financial statements.

                  HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

1. The condensed consolidated financial statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals and restructuring charges, necessary for a fair presentation of the results for the interim periods presented. The July 31, 1994 condensed consolidated financial statements include the April 30, 1994 condensed consolidated financial statements of The Neiman Marcus Group, Inc. (NMG), which are filed with the Securities and Exchange Commission on Form 10-Q. The Company owns approximately 65% of the fully-converted equity of NMG. The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2. Discontinued operations


                            Nine Months Ended July 31,  Three Months Ended July 31,
   (In thousands)                1994             1993        1994              1993
   Insurance Operations     $  31,097        $  30,361   $   8,664         $   8,790
   Tax settlements             35,000                -      35,000                 -
   Theatre Operations               -            9,741           -             4,613

   Net earnings from
    discontinued operations $  66,097        $  40,102   $  43,664         $  13,403


   Discontinued Insurance Operations -
   Pursuant to a Stock Purchase Agreement dated as of June 30, 1994, the Company has agreed to sell its insurance business to General Electric Capital Corporation (GECC). At the closing, which is subject to the approval of several state insurance regulatory authorities and other conditions, the purchase price to be paid by GECC will be $400 million in cash, plus interest at the annual rate of 7% for the period from June 17, 1994 through the closing date. This transaction is expected to close by the end of calendar 1994. The condensed consolidated financial statements have been restated to reflect the insurance business as a discontinued operation. Revenues applicable to the discontinued insurance business were $111.1 million and $372.9 million for the three and nine months ended July 31, 1994 and $122.7 million and $402.0 million for the three and nine months ended July 31, 1993.


                   HARCOURT GENERAL, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


2. Discontinued operations (continued)

   Net assets of the discontinued insurance business consist of the following:

                                                        July 31,        October 31,
                                                            1994               1993

    Discontinued insurance assets
       Fixed maturity securities, at amortized cost
       (market value $2,994,963 and $2,915,850)       $3,023,291         $2,665,378
       Commercial paper                                   18,995            105,764
       Other investments and cash                         40,015             45,987
       Premiums, accounts, and investment income
        receivable                                        68,174             70,965
       Deferred policy acquisition costs                 171,549            155,534
       Other insurance assets                            126,185            127,320

         Total discontinued insurance assets           3,448,209          3,170,948

    Discontinued insurance liabilities
       Policyholder reserves and deposits              2,731,843          2,450,023
       Unearned premiums                                 165,637            175,937
       Policy and contract claims                        117,951            123,621
       Other insurance liabilities                        62,387             93,044

         Total discontinued insurance liabilities      3,077,818          2,842,625

         Net discontinued insurance assets            $  370,391         $  328,323


    Tax Settlements -
    During the quarter ended July 31, 1994, the Company recognized $35 million of tax benefits for various federal and state tax settlements relating to the Company's soft drink bottling business, which was sold in 1989.

    Discontinued Theatre Operations -
    On December 15, 1993, the Company completed the spinoff of its theatre operations in a tax-free distribution to its shareholders. The newly created company is named GC Companies, Inc. (GCC). Under the plan of distribution, the Company transferred to GCC approximately $135.0 million of net theatre assets including approximately $64.0 million in cash. Revenues applicable to the discontinued theatre operations were $148.7 million and $380.1 million for the three and nine months ended July 31, 1993.

                   HARCOURT GENERAL, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


3. Restructuring of Contempo Casuals

   In April 1994, NMG recorded a pre-tax charge of $48.4 million related to NMG's decision to close forty under-performing Contempo Casuals retail stores and all of the Pastille retail stores. Because NMG's financial statements are consolidated with a lag of one quarter, this charge is reflected in the Company's financial statements for the nine months ended July 31, l994. This restructuring charge, which is reflected in accrued liabilities, includes an estimate for lease termination costs, the write-down of fixed assets, inventory liquidation costs, and other related expenses.

4.   Statement of Financial Accounting Standards No. 115

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). SFAS No.
     115 revises the accounting and reporting for all investments in debt securities and for investments in equity securities that have determinable fair values. The Company is required to adopt SFAS No. 115 no later than fiscal 1995 and has determined that it will not be material to the Company's continuing operations or financial position.


                   HARCOURT GENERAL, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             Results of Operations

  The following table illustrates revenues and operating earnings by business segment.

                                 Nine Months Ended July 31,       Three Months Ended July 31,
(In thousands)                            1994         1993                 1994         1993
Revenues:
 Publishing                         $  614,783   $  681,838             $308,965     $387,376
 Specialty retailing                 1,630,994    1,552,724              472,670      456,485
 Professional services                 105,766      112,043               33,479       41,914
   Total revenues                   $2,351,543   $2,346,605             $815,114     $885,775

Operating earnings:
 Publishing                         $   84,412   $  102,845             $114,409     $143,573
 Specialty retailing                   112,129      104,129               26,939       28,724
 Restructuring of Contempo
   Casuals                             (48,401)           -              (48,401)           -
 Professional services                  16,795       23,112                4,007        9,338
 Corporate expenses                    (26,906)     (31,220)              (7,967)     (13,315)
   Total operating earnings         $  138,029   $  198,866             $ 88,987     $168,320


Nine Months Ended July 31, 1994 Compared To Nine Months Ended July 31, 1993

Publishing

Publishing revenues in the nine months ended July 31, 1994 decreased 9.8% compared with revenues in the nine months ended July 31, 1993. Significantly lower revenues in the educational division were partially offset by increased revenues in the scientific, technical and medical publishing business during the 1994 period. In the 1993 period the educational division benefited from strong sales of its newly released Treasury of Literature reading program. The increase in 1994 revenues in the scientific, technical and medical publishing businesses was primarily due to higher sales of scientific books and journals both in the United States and internationally.

Publishing operating earnings declined 17.9% compared with the same period last year. Lower operating earnings for the educational division were partially offset by an increase in operating earnings for the scientific, technical and medical publishing businesses. The 1994 decline in operating earnings from the 1993 period for the educational division is primarily attributable to the decrease in revenues. The increase in operating earnings for the scientific, technical and medical publishing businesses from the same 1993 period represents higher sales of scientific books and journals.

Specialty Retailing

Specialty retailing results are reported with a lag of one quarter so that operating results of The Neiman Marcus Group, Inc. (NMG) for the nine months ended April 30, 1994 are consolidated with the Company's operating results for the nine months ended July 31, 1994. Revenues in the thirty-nine weeks ended April 30, l994 increased 5.0% over revenues in the thirty-nine weeks ended May 1, l993. Higher revenues at the Neiman Marcus and Bergdorf Goodman divisions were partially offset by lower revenues at the Contempo Casuals division. The number of stores was substantially unchanged in the current period.

                   HARCOURT GENERAL, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Speciality Retailing operating earnings decreased 38.8% when compared with the same 1993 period due largely to a $48.4 million charge for restructuring of the Contempo Casuals division. Operating earnings increases at the Neiman Marcus and Bergdorf Goodman divisions, which were due to higher revenues and finance charge income, were partially offset by an increase in costs of goods sold and volume-related selling costs and a decline in Contempo Casuals' operating results.

The $48.4 million pre-tax restructuring charge is the result of an evaluation of the operating performance of the Contempo Casuals division. Based upon this evaluation, NMG decided to close forty under-performing Contempo Casuals retail stores and all of the Pastille retail stores. The restructuring charge for Contempo Casuals and Pastille includes the following costs:

(In millions)                        Contempo      Pastille      Total

Lease termination costs              $   10.7      $   10.0     $  20.7
Write-down of fixed assets                6.2           6.6        12.8
Inventory liquidation costs               4.8           6.0        10.8
Other expenses                            1.4           2.7         4.1
 Total restructuring charge          $   23.1      $   25.3     $  48.4


NMG does not presently anticipate that there will be additional charges related to this restructuring and does not contemplate any future restructuring charges. Substantially all of the savings which are expected to result from the restructuring are attributable to the elimination of the losses generated by the closed stores. As of August 12, 1994, all of the Contempo Casuals and Pastille stores provided for in the restructuring were closed. The amount of fiscal 1994 losses attributable to the closed stores was approximately $4.5 million for Contempo Casuals and approximately $7.5 million for Pastille. As of July 30, 1994, $7.0 million of cash payments had been made for lease terminations; all final cash payments for lease terminations are expected to occur by October 29, 1994. In addition, NMG anticipates that there will be other cost savings due to streamlining of foreign buying, product development and other business processes.


Professional Services

Professional services revenues decreased 5.6% compared with the same period last year, with the majority of the decrease occurring in the third quarter of 1994 compared to the third quarter of 1993. The decrease reflects lower volume in the executive outplacement programs.

Professional services operating earnings decreased 27.3% compared with the
same 1993 period.   This decrease is attributable to the lower sales volume;
operating costs in 1994 were at the same level as the 1993 period.

Corporate expenses

Corporate expenses decreased $4.3 million in the first nine months of 1994. Corporate expenses in the 1993 period included higher employee benefit and director related costs, as well as expenses associated with other corporate activities.

                  HARCOURT GENERAL, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



Other Income

Other income in 1993 represents a gain from the reduction in the level of NMG's estimated liabilities due to the settlement of various disputes with Carter Hawley Hale Stores, Inc.

Income Tax Expense

The Company's effective tax rate is estimated to be 36.0% in fiscal 1994 and was 36.9% in fiscal 1993. During the first quarter of 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the asset and liability method of accounting for income taxes. The effect of adopting this standard was not material to the Company's financial position or results of operations.


      Quarter Ended July 31, 1994 Compared to Quarter Ended July 31, 1993

Publishing

Publishing revenues declined 20.2% for the three months ended July 31, 1994 compared to the same period a year ago. Educational revenues decreased significantly, while scientific, technical and medical publishing revenues were up modestly. Lower sales of elementary and secondary textbooks in 1994 as compared to 1993, as well as delays in ordering from schools, contributed to the decline in educational revenues, while increased subscription and journal sales favorably affected 1994 scientific, technical and medical publishing revenues.

Operating earnings decreased by 20.3% compared to the same quarter a year ago. The decline was driven primarily by lower sales volume in the educational business, offset slightly by higher scientific, technical and medical operating earnings.

Specialty Retailing

Results of NMG are reported with a lag of one quarter, so that NMG's operating results for its quarter ended April 30, 1994 are consolidated with the Company's operating results for the quarter ended July 31, 1994. NMG's revenues in the thirteen weeks ended April 30, 1994 increased 3.6% over revenues in the thirteen weeks ended May 1, l993. Higher revenues at the Neiman Marcus division and Bergdorf Goodman were partially offset by lower revenues at the Contempo Casuals division.

                   HARCOURT GENERAL, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Operating earnings decreased substantially when compared with the same 1993 period, attributable primarily to a $48.4 million restructuring charge at the Contempo Casuals division. Operating earnings increases at the Neiman Marcus and Bergdorf Goodman divisions, which were due to higher revenues and finance charge income, were partially offset by an increase in costs of goods sold and volume-related selling costs as well as a decline in the operating performance at the Contempo Casuals division.

Professional Services

Professional services revenues decreased $8.4 million to $33.5 million in the 1994 third quarter from $41.9 million in the 1993 third quarter. The decrease from an exceptionally strong 1993 quarter reflects lower volume in group outplacement programs.

Professional services operating earnings decreased $5.3 million compared to the same period in the prior year. This decrease is attributable to the lower sales volume.

Corporate Expenses

The higher corporate expenses in the 1993 quarter were primarily attributable to higher employee benefit and director related costs as well as expenses associated with other corporate activities.


                        Liquidity and Capital Resources

General

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's condensed consolidated statements of cash flows. Because NMG is a separate public company, Harcourt General has no access to NMG's earnings or cash flow other than through the receipt of cash dividends paid by NMG. Similarly, NMG has no claim on the Company's assets.

Cash provided by continuing operating activities for the nine months ended July 31, 1994 was $18.5 million excluding adjustments for the Company's discontinued insurance operations. The cash provided by the Company's operations was used to fund capital expenditures and dividend requirements. Since October 31, l993, working capital decreased $27.2 million. The most significant items affecting working capital were increases in accounts receivable of $131.1 million and inventories of $30.9 million and decreases in accounts payable of $40.4 million, which were partially offset by a $25.3 million increase in accrued liabilities, a $15.7 million increase in taxes payable and a $35.7 million increase in other current liabilities.

                   HARCOURT GENERAL, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Cash flows used by investing activities excluding discontinued insurance operations were $162.4 million for the nine months ended July 31, 1994.
The Company's investing activities in the 1994 period included capital expenditures totaling $137.5 million. Publishing capital expenditures in the 1994 nine month period totaled $87.7 million and were related principally to expenditures for prepublication costs. Specialty retailing capital expenditures in the 1994 period totaled $45.6 million and were primarily related to store renovation and expansion of the mail order facility.
Capital expenditures in the publishing business are expected to approximate $130.0 million in fiscal 1994. Capital expenditures for NMG in fiscal 1994 are expected to approximate $65.0 million. Other investing activities in 1994 include goodwill purchased in publishing acquisitions.

The Company has agreed to sell its insurance businesses to General Electric Capital Corporation for the sum of $400 million in cash, plus accrued interest at the annual rate of 7% for the period from June 17, 1994 through the closing date. This transaction is expected to close prior to the end of calendar 1994.

Financing activities primarily reflect additional borrowings of $73.3 million under NMG's revolving credit agreements, the purchase of $18.9 million of the remaining Harcourt Brace debt and the payment of $34.8 million in dividends. At July 31, 1994, the Company's consolidated long-term liabilities totaled $1.1 billion. That amount includes $436.9 million of NMG long-term liabilities which are not guaranteed by the Company.

The Company has committed borrowing capacity of $400.0 million, none of which was outstanding at July 31, 1994. At April 30, 1994, NMG had committed borrowing capacity totaling $400.0 million of which $305.5 million was outstanding at April 30, l994, and uncommitted borrowing capacity totaling $65.0 million, none of which was outstanding at April 30, 1994.

The Company believes that cash generated from operations, cash on hand and available debt capacity are sufficient to fund operating requirements, capital expenditures and other investing activities for the foreseeable future.

                                    PART II

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits.

             11.1 Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share.

             27.1  Financial Data Schedule


       (b) Reports on Form 8-K.

           The Company did not file any reports on Form 8-K during the quarter ended July 31, 1994.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 HARCOURT GENERAL, INC.



Date:       September 12, 1994   s/John R. Cook
                                 John R. Cook
                                 Senior Vice President and
                                 Chief Financial Officer



Date:       September 12, 1994   s/Stephen C. Richards
                                 Stephen C. Richards
                                 Vice President and Controller
                                 Principal Accounting Officer