Form 10-Q/A
period 1994-07-31
HARCOURT GENERAL INC
filed 1994-12-15
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A1

         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarter Ended July 31, 1994

                 Commission File Number:  1-4925


                      HARCOURT GENERAL, INC.
                         27 Boylston St.
                     Chestnut Hill, MA  02167
                          (617) 232-8200


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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     The Company has been informed by the Securities and Exchange Commission that Exhibits 11.1 and 27.1 were omitted from the Registrant's electronic filing of its Form 10-Q for the quarter ended July 31, 1994, which was filed with the Commission on September 13, 1994. Accordingly, the Registrant hereby amends
Part II, Item 6 of its quarterly report on Form 10-Q for the quarter ended July 31, 1994 for the sole purpose of resubmitting
Exhibits 11.1 and 27.1 thereto.   Part II, Item 6, as amended
shall read in its entirety as follows:

     (a)  Exhibits.

          11.1 Computation of average number of shares outstanding used in determining primary and fully diluted earnings per share.

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended July 31, 1994.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the be signed on its behalf by the undersigned hereunto duly authorized.

                                   HARCOURT GENERAL, INC.



Date:  December 14, 1994           By:s/Stephen C. Richards
                                        Stephen C. Richards
                                        Vice President and
                                        Controller