Form 10-K
period 1994-10-31
HARCOURT GENERAL INC
filed 1995-01-30
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended October 31, 1994

                  Commission File Number 1-4925

                      HARCOURT GENERAL, INC.
      (Exact name of registrant as specified in its charter)

               Delaware                      04-1619609
      (State or other jurisdiction of     (IRS Employer
       incorporation or organization)     Identification No.)

     27 Boylston Street, Chestnut Hill, Massachusetts      02167
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,878,455,759 on January 20, 1995.

    There were 56,604,465 shares of Common Stock, 21,316,581 shares of Class B Stock and 1,449,875 shares of Series A Cumulative Convertible Stock outstanding as of January 20, 1995.

                                  ______________________


                            Documents Incorporated by Reference

    Portions of the Company's 1994 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on March 10, 1995 are incorporated by reference in Part III of this Report.

                                  HARCOURT GENERAL, INC.

                                ANNUAL REPORT ON FORM 10-K

                        FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994

                                     TABLE OF CONTENTS

PART I                                                               Page No.

       Item 1.   Business                                               1
       Item 2.   Properties                                             5
       Item 3.   Legal Proceedings                                      7
       Item 4.   Submission of Matters to a Vote of
                   Security Holders                                     7
PART II

       Item 5.   Market for the Registrant's Common Equity              7
                   and Related Stockholder Matters
       Item 6.   Selected Financial Data                                8
       Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        8
       Item 8.   Financial Statements and Supplementary Data            8
       Item 9.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure               8

PART III

       Item 10.  Directors and Executive Officers of the Registrant     8
       Item 11.  Executive Compensation                                10
       Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management                               10
       Item 13.  Certain Relationships and Related Transactions        11

PART IV

       Item 14.  Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                             11

Signatures                                                             13

                                         PART I

ITEM 1.   BUSINESS

     General

     The principal businesses of Harcourt General, Inc., a Delaware corporation formed in 1950 (the "Company"), are publishing and specialty retailing. The Company also has significant operations in career transition and human resources consulting. In December 1993, the Company completed the spinoff of its motion picture exhibition business to the holders of the Company's Common Stock and Class B Stock. In October 1994, the Company completed the sale of its insurance business. See "Discontinued Operations" below for additional information about the theatre and insurance operations.

A.   Publishing

     Harcourt Brace & Company ("Harcourt Brace") is among the world's largest publishing houses, publishing books and scholarly journals for the educational, scientific, technical, medical, professional and trade markets. Most of the operations of Harcourt Brace are in the United States, but Harcourt Brace also has international publishing operations in London, Tokyo, Sydney, Toronto and Montreal, as well as an export business headquartered in Orlando, Florida.

     Educational Publishing. The educational publishing group includes the operations of Harcourt Brace School; Holt, Rinehart and Winston; Harcourt Brace College and The Psychological Corporation. Harcourt Brace School publishes textbooks and related instructional materials for the elementary grades. Holt, Rinehart and Winston publishes instructional materials for grades 7 through 12. Harcourt Brace College publishes books for the college and university market under the Harcourt Brace, Saunders and Dryden Press imprints. The Psychological Corporation provides aptitude, diagnostic, achievement and performance tests and related products for educational, psychological, clinical and professional assessment.

     Scientific, Technical, Medical and Professional Publishing. The scientific, technical, medical and professional publishing group includes the operations of Academic Press, W.B. Saunders, Harcourt Brace Professional Publishing and Harcourt Brace Legal and Professional Publishing. Academic Press publishes scholarly books and journals in the life, physical and social sciences, which are sold in the United States and abroad. W.B. Saunders publishes books and periodicals in the health sciences, which are sold in the United States and abroad. Harcourt Brace Professional Publishing publishes reference guides and newsletters for certified public accountants and tax professionals. Harcourt Brace Legal and Professional Publishing conducts review courses for individuals preparing for bar examinations under the BAR/BRI name, as well as review courses for CPA accreditation and graduate school entrance examinations.

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

B.   Specialty Retailing

     The Company owns approximately 65% of the outstanding equity, on a fully-converted basis, of The Neiman Marcus Group, Inc. ("NMG"), which operates Neiman Marcus, Bergdorf Goodman and Contempo Casuals.

     NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On October 27, 1994, NMG filed an Annual Report on Form 10-K with respect to its fiscal year ended July 30, 1994. Following is a brief description of the businesses of NMG. For further information with respect to NMG, reference may be made to the NMG Annual Report on Form 10-K and to subsequent reports and other information which may be filed by NMG from time to time with the Securities and Exchange Commission (the "SEC").

     Neiman Marcus

     Neiman Marcus is a high fashion, specialty retailer which offers high quality women's and men's apparel, fashion accessories, precious jewelry, decorative home accessories, fine china, crystal, silver and epicurean products. As of October 31, 1994, Neiman Marcus operated 27 stores in 24 cities. The average Neiman Marcus store size is 142,000 gross square feet and the stores range in size from 90,000 gross square feet to 269,000 gross square feet. Neiman Marcus plans to open a new store in Short Hills, New Jersey, in calendar 1995 and new stores in King of Prussia, Pennsylvania, and Paramus, New Jersey, in calendar 1996.

     In addition, through NM Direct, Neiman Marcus operates a state-of-the-art direct marketing business, including the catalogues of Neiman Marcus and Horchow.

     Bergdorf Goodman

     Bergdorf Goodman is a high fashion exclusive retailer of high quality women's and men's apparel, fashion accessories, precious jewelry, decorative home accessories, fine china, crystal and silver. It operates two leased stores on Fifth Avenue and 58th Street in New York City. The original store, consisting of 250,000 gross square feet, is dedicated to women's apparel and accessories, home furnishings and gifts. Bergdorf Goodman Men, which opened in August 1990, consists of 66,000 gross square feet and is dedicated to men's
apparel and accessories.   Bergdorf Goodman also operates a significant direct
marketing business through NM Direct.

     Contempo Casuals

     Contempo Casuals, based in Los Angeles, operates a chain of retail stores which sells contemporary fashion apparel and accessories primarily for young women between the ages of 15 and 21 at moderate prices. Almost all apparel sold in the Contempo Casuals stores carries the Contempo Casuals label.

     In April 1994, NMG implemented a plan to restructure the Contempo Casuals division (including its chain of retail stores operated under the name Pastille) as a result of its continued poor operating performance. The restructuring included the closing of 40 underperforming Contempo Casuals stores, the closing of the Hong Kong buying office and the closing of the Pastille chain of 39 stores in 15 states. In June 1994, the Pastille direct marketing operations were consolidated with NM Direct.

     The Contempo Casuals chain includes 246 stores in 33 states and Puerto Rico with an average store size of approximately 4,000 gross square feet. All of the stores are located in leased facilities, primarily in regional shopping malls.

     Competition

     NMG's specialty store operations compete with numerous specialty retail stores and department stores for customers and merchandise. The Company believes that the principal competitive factors for specialty store operations are customer service, quality of merchandise, merchandise assortment, store ambience and price. The direct marketing operations of NM Direct compete with numerous other retail and direct marketing operations for both customers and merchandise. The Company believes that the principal competitive factors for NM Direct's operations are customer service, price, merchandise quality and assortment and catalogue presentation.

C.   Professional Services

     The Company believes that Drake Beam Morin ("DBM") is the world's leading organizational and individual transition consulting firm. DBM assists organizations and individuals worldwide in outplacement, employee selection, performance evaluation, career management and transition management. DBM has expanded its services in recent years to include employee training and consulting for organizations in the process of change. The Company believes that the principal competitive factors for DBM are quality of service (including its ability to promptly respond to clients' needs for services) and price.

D.   Discontinued Operations

     Insurance

     On October 31, 1994, the Company completed the sale of its insurance operations to GNA Corporation, an affiliate of General Electric Capital Corporation, for $410.4 million in cash, as specified in the Stock Purchase Agreement. For additional information with respect to this transaction, reference may be made to the Report on Form 8-K filed by the Company with the SEC on November 14, 1994.

     Motion Picture Exhibition

     On December 15, 1993, the Company completed the spinoff of GC Companies, Inc. ("GCC") to the holders of the Company's Common Stock and Class B Stock. GCC is an independent public company which operates the "General Cinema Theatres" motion picture exhibition business formerly operated by the Company, and which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Exchange Act.

     Following the spinoff, Harcourt General retained no ownership interest in GCC. However, GCC and Harcourt General have entered into various agreements which govern their ongoing relationship, including a Reimbursement and Security Agreement and an Intercompany Services Agreement. See Note 2 of the Notes to the Consolidated Financial Statements for further information regarding such agreements.

E.   Certain Additional Information

     1.   Employees
                                                     Percentage of Employees
                                        Number        of Each Operating Unit
                      Number of       of Part-Time    Covered by Collective
                      Employees        Employees      Bargaining Agreements

Harcourt Brace           4,500             50             Less than 1%

The Neiman
 Marcus Group           10,200          5,300             Less than 1%

Drake Beam Morin           610             10                None

Corporate                  120              2                None

     The figures in the above table are approximate as of October 31, 1994 and exclude the employees of the insurance business. At October 31, 1994, DBM also utilized the services of approximately 1,350 independent contractors and adjunct employees. The Company believes that its relations with its employees are generally good.

     2.   Capital Expenditures; Seasonality; Liquidity; Capital Resources

     For a review of the Company's financial results for fiscal 1994, including information on capital expenditures, seasonality, liquidity, capital resources and other financial information, reference is made to pages 22 through 25 of the "Financial Review" section of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1994 (the "1994 Annual Report"), which information is incorporated herein.

     3.   Financial Information About Industry Segments

     The information set forth under the heading "Additional Financial Information" in Note 3 of the Notes to the Company's Consolidated Financial Statements on page 33 of the 1994 Annual Report is incorporated herein.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters, as well as the corporate headquarters for The Neiman Marcus Group, Inc., are located in leased facilities in Chestnut Hill, Massachusetts. The headquarters for Harcourt Brace's publishing operations are located in a leased office in Orlando, Florida. The headquarters for Drake Beam Morin are located in a leased office in New York City.

     At October 31, 1994, the office, warehouse and other facilities owned or leased by Harcourt Brace and its publishing affiliates were located in 29 states, the District of Columbia, Puerto Rico and five foreign countries.

     NMG's operating divisions are headquartered in leased or owned facilities in Dallas (Neiman Marcus), New York City (Bergdorf Goodman) and Los Angeles (Contempo Casuals). At October 31, 1994, the approximate square footage used in NMG's operations was as follows:

                                         Owned
                                         Subject to
                               Owned     Ground Lease    Leased      Total

Stores ..........             347,000     1,170,300    3,610,800   5,128,100

Distribution centers
and office facilities...      627,000         ---      1,425,100   2,052,100

     Leases for Neiman Marcus stores, including renewal options, range from 30 to 99 years. Leases for Contempo Casuals stores are generally for 10 to 15 years, with no renewal options. The lease on the Bergdorf Goodman main store expires in 2050 and the lease on the Bergdorf Goodman Men's store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals, except that certain leases provide for additional rentals based on sales in excess of predetermined levels. NMG also owns approximately 50 acres of land and a 520,000 square foot facility in Las Colinas, Texas, where the direct marketing operations of NM Direct are located. At the end of fiscal 1994, Neiman Marcus began construction on a new $20 million 400,000 square-foot national service and distribution center in Longview, Texas to service Neiman Marcus stores nationwide.

     At October 31, 1994, Drake Beam Morin conducted its business from 80 leased offices in the United States and 86 offices in 26 countries around the world.

     For additional information about the properties of the Company, see Item 1 above and the information contained in Note 12 of the Notes to the Company's Consolidated Financial Statements under the heading "Leases", which is incorporated herein.

ITEM 3.     LEGAL PROCEEDINGS

     In previous reports, the Company has described certain class action cases which are known as In re Harcourt Brace Jovanovich, Inc. Securities Litigation and Nivram Corp. v. Harcourt Brace Jovanovich, Inc., et. al. The allegations in these cases relate to actions involving the securities of Harcourt Brace Jovanovich, Inc. that occurred prior to its acquisition by the Company in 1991. The parties have negotiated a tentative settlement of both of these cases.

     Settlement documents have been finalized and class members will be given the option to participate or not participate in the settlement, after which the court will conduct a hearing to approve the settlement. The disposition of these cases will not have a material adverse effect on the financial position or continuing operations of the Company.

     The Company is involved in various other suits and claims in the ordinary course of business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect on the financial position or continuing operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                         PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The following information contained in the 1994 Annual Report is incorporated herein:

     (i) the last paragraph of Note 6 of the Notes to the Company's Consolidated Financial Statements on page 35 of the Annual Report relating to restrictions on the Company's ability to pay dividends;

     (ii) "Dividends per share" in Note 14 of the Notes to the Company's Consolidated Financial Statements on page 41 of the 1994 Annual Report; and

     (iii) "Stock Information" on page 45 of the 1994 Annual Report. In addition to the information set forth therein with respect to the Company's Common Stock and Series A Cumulative Convertible Stock, the Company's Class B Stock is subject to significant restrictions on transfer and is not listed or traded on any exchange or in any market. As of January 20, 1995, there were 2,197 record holders of Class B Stock. For further information with respect to the Class B Stock, including the ownership of 99.8% of the Class B Stock by the family of Richard A. Smith (the Chairman of the Board of Directors of the Company), reference is made to the information contained in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders under the heading "Stock Ownership of Certain Beneficial
               Owners and Management."

ITEM 6.     SELECTED FINANCIAL DATA

     The response to this Item is contained in the 1994 Annual Report under the caption "Five Year Summary" on page 43 and is incorporated herein.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is contained in the 1994 Annual Report under the caption "Financial Review" on pages 22 through 25 and is incorporated herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and supplementary data set forth in
Item 14 are incorporated herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.  Directors

     The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's officers and directors is contained in the Proxy Statement for the 1995 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16 Reports" and is incorporated herein.

     B.  Executive Officers

     Below is the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

Richard A. Smith - 70
     Chairman of the Board of Directors of the Company and of The Neiman
     Marcus Group, Inc.; Chief Executive Officer of the Company and of The Neiman Marcus Group, Inc. until December 1991; Chairman of the Board, President and Chief Executive Officer of GC Companies, Inc. since December
     1993.  Mr.      Smith is the father of Robert A. Smith, a director and
     officer of the Company, and the father-in-law of Brian J. Knez, an officer of the Company.

Robert J. Tarr, Jr. - 51
     President, Chief Executive Officer (since December 1991), Chief Operating Officer and Director of the Company and of The Neiman Marcus Group, Inc.; Director of GC Companies, Inc.

John R. Cook - 53
     Senior Vice President and Chief Financial Officer of the Company and of The Neiman Marcus Group, Inc. since September 1992; Senior Vice President
     - Finance and Administration and Chief Financial Officer of NACCO Industries prior thereto.

Eric P. Geller - 47
     Senior Vice President and General Counsel of the Company and of The Neiman Marcus Group, Inc. since May 1992; Vice President and Associate General Counsel of the Company and of The Neiman Marcus Group, Inc. prior thereto; Secretary of the Company since December 1991 and of The Neiman Marcus Group, Inc. since January 1992.

Paul F. Gibbons - 43
     Vice President and Treasurer of the Company and of The Neiman Marcus Group, Inc. since August 1992; Vice President and Treasurer of GC Companies, Inc. since March 1994; Vice President - Taxation of the Company and of The Neiman Marcus Group, Inc. prior to August 1992.

Gerald T. Hughes - 38
     Vice President-Human Resources of the Company since June 1994; Associate General Counsel of the Company and The Neiman Marcus Group, Inc. with responsibility for labor and employment matters from August 1992 to June 1994; Labor Counsel of the Company and The Neiman Marcus Group, Inc. prior thereto.

Brian J. Knez - 37
     Vice President of the Company since November 1991 and President of the Scientific, Technical, Medical and Professional Group of Harcourt Brace since 1993; Group Vice President of the Scientific, Technical and Medical Group of Harcourt Brace from 1991 to 1993; Assistant to the President of the Company from 1989 to November 1991. Mr. Knez is the son-in-law of Richard A. Smith, Chairman of the Board of Directors of the Company, and the brother-in-law of Robert A. Smith, a director and officer of the Company.

Stephen C. Richards - 39
     Vice President and Controller of the Company and of The Neiman Marcus Group, Inc. since June 1993; Vice President and Controller of GC Companies, Inc. since January 1994; Partner, Deloitte & Touche, from June 1990 to May 1993; Senior Manager, Deloitte & Touche, prior thereto.

Craig B. Sawin - 38
     Vice President - Planning and Analysis of the Company and of The Neiman Marcus Group, Inc. since 1990; Director of Planning and Analysis and Director of Administration of the Company and The Neiman Marcus Group, Inc. prior thereto.

Robert A. Smith - 35
     Group Vice President of the Company since December 1991 and of The Neiman Marcus Group, Inc. since January 1992; Director of the Company since 1989; Vice President - Corporate Development of the Company from December 1988 to December 1991. Mr. Smith is the son of Richard A. Smith, Chairman of the Board of Directors of the Company, and the brother-in-law of Brian J.
     Knez, an officer of the Company.

ITEM 11.    EXECUTIVE COMPENSATION

     The response to this Item is contained in the Proxy Statement for the 1995 Annual Meeting of Stockholders under the captions "Directors' Compensation", "Executive Compensation" and "Transactions Involving Management" and is incorporated herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The response to this Item is contained in the Proxy Statement for the 1995 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item is contained in the Proxy Statement for the 1995 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Transactions Involving Management" and is incorporated herein.

                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(a)(1)  Financial Statements

          The documents listed below are incorporated herein by reference to the Company's 1994 Annual Report to Shareholders and are incorporated herein by reference to Item 8 hereof:

               Consolidated Balance Sheets - October 31, 1994 and 1993.

               Consolidated Statements of Earnings for the fiscal years ended October 31, 1994, 1993 and 1992.

               Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1994 , 1993 and 1992.

               Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1994, 1993 and 1992.

               Notes to Consolidated Financial Statements.

               Independent Auditors' Report.

14(a)(2)  Consolidated Financial Statement Schedules

          The document and schedule listed below are filed as part of this Form 10-K:

                                                                  Page In
                                                                 Form 10-K

          Independent Auditors' Report on Consolidated
            Financial Statement Schedule                            F-1

          Schedule VIII - Valuation and Qualifying Accounts
            and Reserves                                            F-2

     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

14(a)(3)  Exhibits

     The exhibits filed as part of this Annual Report are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified with an asterisk in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Form 10-K in response to Item 14(c) of Form 10-K.

14(b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the quarter ended October 31, 1994. The Company filed a report on Form 8-K on November 14, 1994 to report the sale of its insurance business.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HARCOURT GENERAL, INC.


                                     By: s/ Robert J. Tarr, Jr.
                                            Robert J. Tarr, Jr., President,
                                             Chief Executive Officer and
                                             Chief Operating Officer
Dated: January 26, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

                 Signature              Title                     Date

Principal Executive
Officer:


s/Robert J. Tarr, Jr.       President, Chief Executive        January 12, 1995
  Robert J. Tarr, Jr.       Officer, Chief Operating
                            Officer and Director

Principal Financial
Officer:


s/John R. Cook              Senior Vice President and         January 13,1995
  John R. Cook              Chief Financial Officer


Principal Accounting
Officer:


s/Stephen C. Richards       Vice President and                January 13, 1995
  Stephen C. Richards       Controller

Directors:


s/William F. Connell                                          January 17, 1995
  William F. Connell


s/Jack M. Greenberg                                           January 17, 1995
  Jack M. Greenberg


s/Herbert W. Jarvis                                           January 26, 1995
  Herbert W. Jarvis


s/Lynn Morley Martin                                          January 16, 1995
  Lynn Morley Martin


s/Maurice Segall                                              January 10, 1995
  Maurice Segall


s/Richard A. Smith                                            January 16, 1995
  Richard A. Smith


s/Robert A. Smith                                             January 10, 1995
  Robert A. Smith


s/Paula Stern                                                 January 9, 1995
  Paula Stern


s/Sidney Stoneman                                             January 7, 1995
  Sidney Stoneman


s/Hugo Uyterhoeven                                            January 13, 199
  Hugo Uyterhoeven


s/Clifton R. Wharton, Jr.                                     January 17, 1995
  Clifton R. Wharton, Jr.

  INDEPENDENT AUDITORS' REPORT

  Board of Directors and Shareholders
  Harcourt General, Inc.
  Chestnut Hill, Massachusetts


  We have audited the consolidated financial statements of Harcourt General, Inc. and its subsidiaries (the "Company") as of October 31, 1994 and 1993 and for each of the three years in the period ended October 31, 1994, and have issued our report thereon dated December 5, 1994. Such consolidated financial statements and report are included in the Company's 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Harcourt General, Inc. and its subsidiaries, listed in Item 14(a)(2). The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




  DELOITTE & TOUCHE LLP

  Boston, Massachusetts
  December 5, 1994


                                HARCOURT GENERAL, INC. AND SUBSIDIARIES.
SCHEDULE
VIII

                             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                   THREE YEARS ENDED OCTOBER 31, 1994
                                             (In thousands)


                                          COLUMN A        COLUMN B       COLUMN C      COLUMN D      COLUMN E

                                                          Additions

                                                                         Charged to
                                          Balance at      Charged to     Other                       Balance at
                                          Beginning       Costs and      Accounts-     Deductions-   End of
Description                               of Period       Expenses       Describe      Describe      Period

_________________________________________________________________________________________________________________

      YEAR ENDED OCTOBER 31, 1994

Allowance for doubtful accounts           $20,363         32,247          -            26,171(B)     $26,439
 (deducted from accounts receivable)

Allowance for book returns (A)            $49,730         79,097          -            79,736(C)     $49,091
 (deducted from accounts receivable)

YEAR ENDED OCTOBER 31, 1993

Allowance for doubtful accounts           $12,781         23,616          -            16,034(B)     $20,363
 (deducted from accounts receivable)

Allowance for book returns (A)            $45,576         79,345          -            75,191(C)     $49,730
 (deducted from accounts receivable)

YEAR ENDED OCTOBER 31, 1992

Allowance for doubtful accounts           $12,062         16,612          -            15,893(B)     $12,781
 (deducted from accounts receivable)

Allowance for book returns (A)            $42,880         69,912          -            67,216(C)     $45,576
 (deducted from accounts receivable)



(A)  Reflects gross allowance netted against accounts receivable. Reserves for returns to inventory and recovery of royalties payable are netted directly against those balances and are not material.

(B)  Write-off of uncollectible accounts net of recoveries.

(C)  Book actually returned during the year.



                                  EXHIBIT INDEX
                                                                       Page
No.

3.1 Restated Certificate of Incorporation of the Company, as amended, incorporated herein by reference to
          Exhibit 3.1 to the Company's Annual Report on form 10-K for the fiscal year ended October 31, 1993.

3.2 By-Laws of the Company, as amended, incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

4.1 Indenture, dated as of May 1, 1987, between the Company and Manufacturers Hanover Trust Company, as Trustee and
          (a) Terms Agreement, dated June 23, 1987, among the Company, The First Boston Corporation and Salomon Brothers Inc. relating to the Company's 9 3/8% Subordinated Notes due 1997, incorporated herein by reference to Exhibit 4.3 to the Company's Report on Form 8-K, dated June 23, 1987, and to Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 33-13936, and (b) Terms Agreement, dated March 16, 1988, among the Company, The First Boston Corporation and Salomon Brothers Inc relating to the Company's 9 1/2% Subordinated Notes due 2000, incorporated herein by reference to Exhibit 1 to the Company's Report on Form 8-K, dated March 16, 1988.

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

*10.5     Executive Medical Plan, as amended.

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

*10.7 Deferred Compensation and Retirement Income Plan for Non-Employee Directors, incorporated herein by reference to
          Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

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

10.11 Intercompany Services Agreement, dated as of December 14, 1993, between the Company and GC Companies, Inc., incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

10.12 Reimbursement and Security Agreement, dated as of December 14, 1993, between the Company and GC Companies, Inc., incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

*10.13    Split Dollar Life Insurance Agreement, dated as of June
          21, 1990, by and between the Company and the Richard and Susan Smith 1990 Issue Trust, under a Declaration of Trust dated as of April 3, 1990, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

*10.14    Key Employee Deferred Compensation Plan, as amended.

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

10.16 Stock Purchase Agreement, dated as of June 30, 1994, among the Company, Harcourt Brace & Company, Harcourt General Insurance, Inc. and General Electric Capital Corporation, incorporated herein by reference to
          Exhibit 10.0 to the Company's Current Report on Form 8-K dated November 14, 1994.

11.1 Computation of Average Number of Shares Outstanding Used In Determining Primary and Fully Diluted Earnings Per
          Share.

13.1 1994 Annual Report to Stockholders (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference in this Annual
          Report on Form 10-K).

21.1      Subsidiaries of the Company.

23.1      Consent of Deloitte & Touche LLP.

27.1      Financial Data Schedule.

      __________________________

* Exhibits filed pursuant to Item 14(c) of Form 10-K.