Form 10-Q
period 1995-01-31
HARCOURT GENERAL INC
filed 1995-03-13
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended                     January 31, 1995

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


            YES   X           NO



As of March 6, 1995, the number of shares outstanding of each of the issuer's classes of common stock was:


          Class                                           Shares Outstanding

Common Stock, $1 Par Value                                  56,634,663
Class B Stock, $1 Par Value                                 21,316,009

                            HARCOURT GENERAL, INC.

                                   I N D E X




Part I.     Financial Information
      Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              January 31, 1995 and October 31, l994                     1

            Condensed Consolidated Statements of Earnings for the
              Three Months Ended January 31, l995 and l994              2

            Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended January 31, l995 and l994              3

            Notes to Condensed Consolidated Financial Statements       4-5

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      6-9



Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                           10

Signatures                                                             11


Exhibit 11.1                                                           12

Exhibit 27.1                                                           13

                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

(In thousands)

                                                        January 31,    October 31,
                                                            1995           l994
Assets
Current assets:
  Cash and equivalents                                   $  592,942     $  819,659
  Short-term investments                                    266,984             -
  Accounts receivable, net                                  558,966        578,575
  Inventories                                               559,169        466,177
  Deferred income taxes                                      90,501         90,501
  Other current assets                                       61,621         66,096
    Total current assets                                  2,130,183      2,021,008

Property and equipment, net                                 527,330        521,670

Other assets:
  Prepublication costs, net                                 163,120        164,160
  Intangible assets                                         418,556        422,566
  Other                                                     112,763        112,960
    Total other assets                                      694,439        699,686

    Total assets                                         $3,351,952     $3,242,364

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                                $  200,870     $  119,529
  Accounts payable                                          297,638        273,098
  Accrued liabilities                                       351,724        363,333
  Taxes payable                                              22,908         71,209
  Other current liabilities                                 112,035         47,835
    Total current liabilities                               985,175        875,004

Long-term liabilities:
  Notes and debentures                                      915,517        915,464
  Other long-term liabilities                               209,313        207,877
    Total long-term liabilities                           1,124,830      1,123,341

Deferred income taxes                                       196,664        196,664

Shareholders' equity:
  Preferred stock                                             1,451          1,453
  Common stock                                               77,921         77,887
  Paid-in capital                                           727,083        726,505
  Cumulative translation adjustments                         (6,795)        (4,710)
  Retained earnings                                         245,623        246,220
    Total shareholders' equity                            1,045,283      1,047,355

    Total liabilities and shareholders' equity           $3,351,952     $3,242,364

            See Notes to Condensed Consolidated Financial Statements.


                                        HARCOURT GENERAL, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

(In thousands except
 for per share amounts)

                                                               For the three months
                                                                ended January 31,
                                                                  1995        1994
Revenues                                                      $720,656    $703,751

Costs applicable to revenues                                   444,172     443,053
Selling, general and administrative expenses                   237,821     224,887
Corporate expenses                                               9,112       9,377

Operating earnings                                              29,551      26,434

Investment income                                               11,124       4,062
Interest expense                                               (22,802)    (21,241)

Earnings from continuing operations before
  income taxes                                                  17,873       9,255

Income taxes                                                    (6,077)     (3,332)

Earnings from continuing operations                             11,796       5,923

Earnings from discontinued insurance operations                     -       14,039

Net earnings                                                  $ 11,796    $ 19,962

Weighted average number of common and common
  equivalent shares outstanding                                 79,802       79,855

Earnings per common share:
  Earnings from continuing operations                         $    .15    $    .07
  Earnings from discontinued insurance operations                   -          .18
  Net earnings                                                $    .15    $    .25

Dividends per share:
  Common stock                                                $    .16    $    .15
  Class B stock                                               $   .144    $   .135
  Series A stock                                              $  .1835    $  .1725








            See Notes to Condensed Consolidated Financial Statements.


                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)

                                                             For the three months
                                                               ended January 31,
                                                               1995           1994
Cash flows from operating activities:
  Net earnings from continuing operations                  $ 11,796       $  5,923
  Adjustments to reconcile net earnings to
    net cash provided (used) by operating activities:
       Deferred income taxes                                     -         (45,345)
       Depreciation and amortization                         44,322         39,388
       Other items                                              (83)           610
       Changes in assets and liabilities:
         Accounts receivable                                 20,161         (8,884)
         Inventories                                        (92,124)       (93,405)
         Other current assets                                 4,540         (3,241)
         Current liabilities                                 28,020         85,785

Net cash provided (used) by operating activities             16,632        (19,169)

Cash flows from investing activities:
  Capital expenditures                                      (43,726)       (38,118)
  Purchase of short-term investments                       (266,984)            -

Net cash used by investing activities                      (310,710)       (38,118)

Cash flows from financing activities:
  Proceeds from borrowing, net                               81,500        116,200
  Repayment of debt                                            (300)       (18,852)
  Cash dividends paid                                       (12,392)       (11,602)
  Equity transactions, net                                   (1,447)        (2,468)

Net cash provided by financing activities                     67,361        83,278

Cash and equivalents
  Increase during the period                               (226,717)        25,991
  Beginning balance                                         819,659        466,925

  Ending balance                                           $592,942       $492,916











            See Notes to Condensed Consolidated Financial Statements.

                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Basis of presentation

    The condensed consolidated financial statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The January 31, 1995 condensed consolidated financial statements include the October 29, l994 condensed consolidated financial statements of The Neiman Marcus Group, Inc. (NMG), which were filed with the Securities and Exchange Commission on Form 10-Q. The Company owns approximately 65% of the fully-converted equity of NMG.

    The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.  Short-term investments

    Short-term investments, which consisted of commercial paper, certificates of deposit, corporate debt securities and U.S. Government securities at January 31, 1995, are carried at cost plus accrued interest, which approximates market value.

3.  Discontinued operations

    On October 31, 1994, the Company sold its insurance businesses to an affiliate of General Electric Capital Corporation for $410.4 million in cash. The condensed consolidated financial statements for the quarter ended January 31, 1994 have been restated to report separately the operating results of these discontinued operations. Revenues applicable to discontinued insurance operations were $128.5 million for the three months ended January 31, 1994.

4.  Securitization of credit card receivables

    On or about March 15, 1995, NMG expects to sell all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing undivided interests in such receivables. Certificates representing an undivided interest in $246.0 million of these receivables will be sold to third parties in a public offering of $225.0 million 7.60% Class A certificates and $21.0 million 7.75% Class B certificates. NMG anticipates using the proceeds from this offering to pay down existing debt. NMG's subsidiary will retain the remaining undivided interest in the receivables not represented by the Class A and Class B certificates. A portion of that interest will be subordinated to the Class A and Class B certificates. NMG will continue to service all receivables for the trust.

5.  Interest rate lock agreements

    In anticipation of the $246.0 million securitization of its credit card receivables, NMG entered into several forward interest rate lock agreements. The agreements allowed NMG to establish a weighted average effective rate of approximately 8.0% on the certificates to be issued as part of the securitization. In March 1995, NMG paid $5.4 million to settle all of its interest rate lock agreements.


                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6.  Stock purchase program

    On March 10, 1995, the Board of Directors authorized a "Dutch Auction" self-tender offer to purchase up to 5,000,000 shares of the Company's Common Stock. The tender price will range from $36.00 up to $41.50 per share. The offer is expected to commence on or about March 15, 1995 and expire on or about April 11, 1995, unless extended.

                                        HARCOURT GENERAL, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND RESULTS OF OPERATIONS

                                         Results of Operations

Three Months Ended January 31, 1995 versus Three Months Ended January 31, 1994

The following table illustrates revenues and operating earnings by business segment for the three months ended January 31.

                  (In thousands)                                1995           1994
                  Revenues:
                    Publishing                              $168,490       $160,993
                    Specialty retailing                      519,669        507,634
                    Professional services                     32,497         35,124
                      Total revenues                        $720,656       $703,751

                  Operating earnings (loss):
                    Publishing                             ($ 11,901)     ($  7,403)
                    Specialty retailing                       46,426         37,041
                    Professional services                      4,138          6,173
                    Corporate expenses                        (9,112)        (9,377)
                      Total operating earnings              $ 29,551       $ 26,434

Publishing

Publishing revenues increased $7.5 million or 4.6% compared to the same period last year. The increase was primarily due to higher revenues in the scientific, technical, medical and professional publishing (STMP) group and the educational publishing group, partially offset by lower revenues from the international publishing business. The educational publishing group's increase was due, in part, to the Company's acquisition of the Brown-ROA religious publishing operation in the second half of fiscal 1994.

The publishing operating loss increased by $4.5 million compared to the same period last year. The increased operating loss resulted from higher selling and marketing expenses in the educational publishing group as well as higher operating expenses related to the Company's 1994 acquisitions, partially offset by higher operating earnings in the STMP group.

Specialty Retailing

Specialty retailing results are reported with a lag of one quarter. The operating results of The Neiman Marcus Group, Inc. (NMG) for the quarter ended October 29, 1994 were consolidated with the operating results of the Company for the quarter ended January 31, 1995.

Specialty retailing revenues in the thirteen weeks ended October 29, 1994 increased $12.0 million or 2.4% over revenues in the thirteen weeks ended October 30, 1993. Higher revenues at Neiman Marcus and Bergdorf Goodman were partially offset by lower revenues at Contempo Casuals. The decrease in revenues at Contempo Casuals was primarily due to the closing of 40 under-performing Contempo Casuals retail stores and all of the Pastille retail stores in the fourth quarter of fiscal 1994.

A 25.3% increase in specialty retailing operating earnings was attributable to higher revenues, decreased markdowns, reduced occupancy costs as a result of the Contempo Casuals and Pastille store closings in fiscal 1994, and higher finance charge income, partially offset by higher selling costs.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Professional Services

Professional services revenues decreased $2.6 million to $32.5 million in the 1995 first quarter from $35.1 million in the 1994 first quarter. The decrease reflects lower volume in group and executive outplacement programs.

Professional services operating earnings decreased $2.0 million compared to the same period in the prior year. The decrease is primarily attributable to lower revenues.

Investment Income

Investment income increased $7.0 million to $11.1 million from the previous year. The increase resulted both from a larger portfolio balance and a higher rate of return on portfolio assets compared to the 1994 first quarter.

Interest Expense

Interest expense increased $1.6 million to $22.8 million compared to the same period last year. The increase was the result of higher interest rates and higher outstanding balances on NMG's bank borrowings.

Income Tax Expense

The Company's effective tax rate is expected to be 34% in fiscal 1995 compared to 36% in fiscal 1994. The decrease is primarily due to lower state and foreign taxes, and the expected benefit from certain tax advantaged investments.

New Accounting Standards

During the first quarter of fiscal 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The effect of adopting this standard was not material to the Company's financial position or results of operations.

The Company also adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during the first quarter of fiscal 1995. The effect of adopting this standard was not material to the Company's financial position or results of operations.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        Liquidity and Capital Resources


The  following   discussion  analyzes  liquidity  and   capital  resources  by
operating, investing and financing activities as presented in the Company's condensed consolidated statement of cash flows.

Cash provided by operating activities for the quarter ended January 31, l995 was $16.6 million. The publishing and professional services business segments provided $68.5 million of cash from operations while NMG's operations used $52.2 million of cash. The cash provided by the publishing and professional services business segments was sufficient to fund their working capital, capital expenditures and the Company's dividend requirements. NMG increased its borrowings in order to fund working capital for the holiday season, capital expenditures and its dividend requirements.

The most significant items affecting working capital were an increase in inventories of $92.1 million, partially offset by a $28.0 million increase in other current liabilities and a $20.2 million decrease in accounts receivable. The increase in inventory was primarily attributable to NMG's holiday season. Other current liabilities were higher due to the seasonal increase in unearned subscriptions partially offset by approximately $50.0 million of tax payments made during the quarter. The decrease in accounts receivable resulted from a reduction in accounts receivable balances at publishing partially offset by an increase at NMG.

Cash flows used by investing activities were $310.7 million for the quarter ended January 31, 1995. The Company's investing activities included capital expenditures totaling $43.7 million, principally related to publishing and specialty retailing. Publishing capital expenditures in the 1995 quarter totaled $22.3 million and were principally related to expenditures for prepublication costs. Capital expenditures in the publishing business are expected to approximate $150.0 million in fiscal 1995. Specialty retailing capital expenditures in the 1995 quarter totaled $20.5 million and were related to store renovations and expansion projects. Capital expenditures for NMG in fiscal 1995 are expected to approximate $100.0 million and will primarily relate to the construction of three new stores and the renovation of three existing stores.

The Company also purchased $267.0 million of short-term investments during the quarter. The short-term investments are highly liquid and consist of commercial paper, certificates of deposit, corporate debt securities and U.S. Government securities.

Financing activities reflect additional borrowings of $81.5 million under NMG's revolving credit agreements and the payment of $12.4 million of dividends. NMG has decided to eliminate the quarterly cash dividend on its common stock beginning with its third quarter of fiscal 1995. Elimination of this dividend will conserve approximately $7.6 million of NMG's cash annually.

At January 31, 1995, the Company had $400.0 million available under its revolving credit agreement with thirteen banks. The revolving credit agreement expires in December 1999. NMG had $146.0 million available at

January 28, 1995 under its $450.0 million committed credit facilities. However, $250.0 million of NMG's committed credit facilities will expire on March 31, 1995. NMG expects to replace its existing committed credit facilities with a five year $500.0 million revolving credit facility in April 1995.




                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        Liquidity and Capital Resources


On or about March 15, 1995, NMG expects to sell all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing undivided interests in such receivables. Certificates representing an undivided interest in $246.0 million of these receivables will be sold to third parties in a public offering of $225.0 million 7.60% Class A certificates and $21.0 million 7.75% Class B certificates. NMG anticipates using the proceeds from this offering to pay down existing debt. NMG's subsidiary will retain the remaining undivided interest in the receivables not represented by the Class A and Class B certificates. A portion of that interest will be subordinated to the Class A and Class B certificates. NMG will continue to service all receivables for the trust.

In anticipation of the $246.0 million securitization of its credit card receivables, NMG entered into several forward interest rate lock agreements. The agreements allowed NMG to establish a weighted average effective rate of approximately 8.0% on the certificates to be issued as part of the securitization. In March 1995, NMG paid $5.4 million to settle all of its interest rate lock agreements.

On March 10, 1995, the Board of Directors authorized a "Dutch Auction" self-tender offer to purchase up to 5,000,000 shares of the Company's Common Stock. The tender price will range from $36.00 up to $41.50 per share. The offer is expected to commence on or about March 15, 1995 and expire on or about April 11, 1995, unless extended.

The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth as well as its operating and dividend requirements.

                                    PART II





Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              11.1  Computation   of  weighted   average   number  of   shares
                    outstanding used in determining primary and fully diluted earnings per share.

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


                                                    HARCOURT GENERAL, INC.



Date:  March 13, 1995                               /s/ John R. Cook
                                                    John R. Cook
                                                    Senior Vice President and
                                                    Chief Financial Officer



Date:  March 13, 1995                               /s/ Stephen C. Richards
                                                    Stephen C. Richards
                                                    Vice President and
                                                    Controller
                                                    Principal Accounting
                                                    Officer