Form 10-Q
period 1995-04-30
HARCOURT GENERAL INC
filed 1995-06-12
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended                       April 30, 1995

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


            YES   X           NO



As of June 8, 1995, the number of shares outstanding of each of the issuer's classes of common stock was:


          Class                                           Shares Outstanding


Common Stock, $1 Par Value                                  51,926,891
Class B Stock, $1 Par Value                                 20,803,041

                            HARCOURT GENERAL, INC.

                                   I N D E X




Part I.     Financial Information                                   Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              April 30, 1995 and October 31, l994                            1

            Condensed Consolidated Statements of Earnings for the
              Three and Six Months Ended April 30, l995 and l994             2

            Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended April 30, l995 and l994                       3

            Notes to Condensed Consolidated Financial Statements           4-5

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         6-10




Part II.    Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders             11

  Item 6.   Exhibits and Reports on Form 8-K                                11

Signatures                                                                  12

Exhibit 11.1                                                                13

Exhibit 27.1                                                                14

                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

        (In thousands)

                                                                    April 30,    October 31,
                                                                         1995           l994

        Assets
        Current assets:
          Cash and equivalents                                    $  318,180     $  819,659
          Short-term investments                                     273,221             -
          Accounts receivable, net                                   568,144        578,575
          Inventories                                                469,448        466,177
          Deferred income taxes                                       90,501         90,501
          Other current assets                                        62,569         66,096
            Total current assets                                   1,782,063      2,021,008

        Property and equipment, net                                  534,021        521,670

        Other assets:
          Prepublication costs, net                                  165,838        164,160
          Intangible assets                                          415,672        422,566
          Other                                                      116,653        112,960
            Total other assets                                       698,163        699,686

            Total assets                                          $3,014,247     $3,242,364

        Liabilities and Shareholders' Equity
        Current liabilities:
          Notes payable and current maturities of
            long-term liabilities                                 $  162,476     $  119,529
          Accounts payable                                           237,561        273,098
          Accrued liabilities                                        338,181        363,333
          Taxes payable                                               20,758         71,209
          Other current liabilities                                  111,728         47,835
            Total current liabilities                                870,704        875,004
        Long-term liabilities:
          Notes and debentures                                       905,570        915,464
          Other long-term liabilities                                210,477        207,877
            Total long-term liabilities                            1,116,047      1,123,341

        Deferred income taxes                                        196,664        196,664

        Shareholders' equity:
          Preferred stock                                              1,406          1,453
          Common stock                                                72,559         77,887
          Paid-in capital                                            727,131        726,505
          Cumulative translation adjustments                          (3,962)        (4,710)
          Retained earnings                                           33,698        246,220
              Total shareholders' equity                             830,832      1,047,355

          Total liabilities and shareholders' equity              $3,014,247     $3,242,364

            See Notes to Condensed Consolidated Financial Statements.

                                        HARCOURT GENERAL, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

      (In thousands except for per share amounts)

                                                          Six Months               Three Months
                                                          Ended April 30,         Ended April 30,
                                                       1995         1994          1995        1994

      Revenues                                   $1,437,786   $1,365,773      $774,477    $739,760

      Costs applicable to revenues                  900,488      849,937       501,791     473,181
      Selling, general and administrative
        expenses                                    456,937      430,650       234,004     227,789
      Corporate expenses                             17,420       18,751         8,402       9,468

      Operating earnings                             62,941       66,435        30,280      29,322

      Investment income                              23,757        7,640        12,634       3,578
      Interest expense                              (46,795)     (42,865)      (23,994)    (21,624)

      Earnings from continuing operations
        before income taxes                          39,903       31,210        18,920      11,276

      Income taxes                                  (13,567)     (12,279)       (6,184)     (4,462)

      Earnings from continuing operations            26,336       18,931        12,736       6,814

      Earnings (loss) from discontinued
        operations, net                                (306)      12,345         1,498       4,500

      Net earnings                               $   26,030   $   31,276      $ 14,234    $ 11,314

      Weighted average number of common
        and common equivalent shares
        outstanding                                  79,141       79,829        78,479      79,804

      Earnings per common share:
        Earnings from continuing operations      $      .33   $      .24      $    .16    $    .08
        Earnings from discontinued
          operations, net                                -           .15           .02         .06
        Net earnings                             $      .33   $      .39      $    .18    $    .14

      Dividends per share:
        Common Stock                             $      .32   $      .30      $    .16    $    .15
        Class B Stock                            $     .288   $      .27      $   .144    $   .135
        Series A Stock                           $     .367   $     .345      $  .1835    $  .1725







            See Notes to Condensed Consolidated Financial Statements.

                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)
                                                                  Six Months
                                                                 Ended April 30,
                                                               1995           1994

Cash flows from operating activities
  Net earnings from continuing operations                  $ 26,336       $ 18,931
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Deferred income taxes                                     -         (45,345)
       Depreciation and amortization                         86,787         79,997
       Other items                                           (4,272)        (6,807)
       Changes in assets and liabilities:
         Accounts receivable                                  9,914        (18,262)
         Inventories                                         (3,661)        23,152
         Other current assets                                 3,440         (1,367)
         Current liabilities                                (46,644)        (4,982)

Net cash provided by operating activities                    71,900         45,317

Cash flows from investing activities
  Capital expenditures                                      (90,583)       (87,311)
  Purchase of short-term investments                       (273,221)            -

Net cash used by investing activities                      (363,804)       (87,311)

Cash flows from financing activities
  Proceeds from borrowing, net                               43,000         43,500
  Repayment of debt                                         (10,701)       (19,499)
  Repurchase of Common Stock                               (220,039)            -
  Cash dividends paid                                       (23,927)       (23,209)
  Equity transactions, net                                    2,092         (2,335)

Net cash used by financing activities                      (209,575)        (1,543)

Cash and equivalents
  Decrease during the period                               (501,479)       (43,537)
  Beginning balance                                         819,659        466,925

  Ending balance                                           $318,180       $423,388





            See Notes to Condensed Consolidated Financial Statements.

                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Basis of Presentation

    The condensed consolidated financial statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The April 30, l995 condensed consolidated financial statements include the January 28, l995 condensed consolidated financial statements of The Neiman Marcus Group, Inc. (NMG), which have been filed with the Securities and Exchange Commission on Form 10-Q. The Company owns approximately 65% of the fully-converted equity of NMG.

    The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.  Discontinued Operations

    Pursuant to a letter of intent dated March 31, 1995, NMG agreed to sell certain assets and liabilities of its Contempo Casuals subsidiary to The Wet Seal, Inc. ("Wet Seal") for $1.0 million of Wet Seal common stock and $100,000 in cash. The sale, which is subject to the completion of a definitive purchase and sale agreement and other closing conditions, is expected to close on or about June 30, 1995. The condensed consolidated financial statements have been restated to reflect Contempo Casuals as a discontinued operation.

    The $11.4 million after-tax loss from discontinued operations in NMG's third quarter relating to Contempo Casuals will be reflected in the Company's third quarter ending July 31, 1995 because NMG's financial statements are consolidated with a lag of one quarter. This charge includes an after-tax loss on disposal of $9.9 million, which includes an estimated $2.0 million after-tax loss from operations through the closing date. Revenues applicable to discontinued Contempo operations were $69.1 million and $126.4 million for the thirteen and twenty-six week periods ended January 28, 1995, and $92.9 million and $170.7 million for the thirteen and twenty-six week periods ended January 29, 1994.

    On October 31, 1994, the Company sold its insurance businesses to an affiliate of General Electric Capital Corporation for $410.4 million in cash. The fiscal 1994 condensed consolidated financial statements have been restated to report separately the operating results of these discontinued operations. Revenues applicable to discontinued insurance operations were $133.3 million and $261.8 million for the three and six month periods ended April 30, 1994.

                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.  Securitization of Credit Card Receivables

    On March 15, 1995, NMG sold all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing an undivided interest in such receivables. Certificates representing an undivided interest in $246.0 million of these receivables were sold to third parties in a public offering of $225.0 million 7.60% Class A certificates and $21.0 million 7.75% Class B certificates. NMG used the proceeds from this offering to pay down existing debt. NMG's subsidiary will retain the remaining undivided interest in the receivables not represented by the Class A and Class B certificates. A portion of that interest is subordinated to the Class A and Class B certificates. NMG will continue to service all receivables for the trust. The securitization will be reflected in the Company's third quarter ending July 31, 1995 because NMG's financial statements are consolidated with a lag of one quarter.

    In anticipation of the securitization, NMG entered into several forward interest rate lock agreements. The agreements allowed NMG to establish a weighted average effective rate of approximately 8.0% on the certificates that were issued as part of the securitization. On March 15, 1995, NMG paid $5.4 million to settle all of its interest rate lock agreements.

4.  Stock Purchase Program

    On April 11, 1995, the Company completed a "Dutch Auction" tender offer and repurchased approximately 5.4 million shares of the Company's Common Stock at $40.50 per share for $220.0 million.

5.  Debt and Credit Agreements

    On April 7, 1995, NMG replaced its $300 million revolving credit facility and its six $25 million revolving credit facilities with a five year, $500 million facility. NMG may terminate this agreement at any time on three business days' notice. The rate of interest payable (6.5% at April 29, 1995) varies according to one of four pricing options selected by NMG.

                                        HARCOURT GENERAL, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND RESULTS OF OPERATIONS

                                         Results of Operations


The following table illustrates revenues and operating results from continuing operations by business segment.
                                    Six Months Ended April 30,    Three Months Ended April 30,
(In thousands)                               1995         1994             1995           1994
        Revenues:
          Publishing                   $  321,986   $  305,818       $  153,496       $144,825
          Specialty retailing           1,051,858      987,668          589,536        557,772
          Professional services            63,942       72,287           31,445         37,163
            Total revenues             $1,437,786   $1,365,773       $  774,477       $739,760

        Operating earnings (loss):
          Publishing                  ($   32,189) ($   29,997)     ($   20,288)     ($ 22,594)
          Specialty retailing             105,491      102,395           56,049         54,769
          Professional services             7,059       12,788            2,921          6,615
          Corporate expenses              (17,420)     (18,751)          (8,402)        (9,468)
            Total operating earnings   $   62,941   $   66,435       $   30,280       $ 29,322

        Six Months Ended April 30, l995 Compared to Six Months Ended April 30, l994

        Publishing

        Publishing revenues in the six months ended April 30, l995 increased 5.3% to $322.0 million from $305.8 million in the six months ended April 30, l994. Revenue increases at the Company's scientific, technical, medical and professional (STMP) publishing group and at the educational publishing group were partially offset by lower international publishing revenues. The increase at STMP was principally attributable to higher revenues at Academic Press, while the educational publishing group benefited from strong elementary reading sales and the Brown-ROA acquisition consummated in the third quarter of fiscal 1994.

        The publishing operating loss increased 7.3% compared with the same period last year. The higher loss was the result of higher selling and marketing expenses as well as plate amortization costs at the
        educational  publishing  group.   The  educational publishing
        group's larger loss compared to the prior year was partially offset by improved earnings at the Company's STMP publishing group.

        Specialty Retailing

        Specialty retailing results are reported with a lag of one quarter. Accordingly, the operating results of The Neiman Marcus Group, Inc. (NMG) for the twenty-six weeks ended January 28, 1995 are consolidated with the operating results of the Company for the six months ended April 30, 1995.

        In March 1995, NMG agreed to sell certain assets and liabilities of its Contempo Casuals subsidiary to The Wet Seal, Inc. The sale, which is subject to the completion of a definitive purchase and sale agreement and other closing conditions, is expected to close on or about June 30, 1995. The condensed consolidated financial statements have been restated to reflect Contempo Casuals as a discontinued operation.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Specialty Retailing (Continued)

Revenues in the twenty-six weeks ended January 28, 1995 increased $64.2 million or 6.5% over revenues in the twenty-six weeks ended January 29, l994. Comparable store sales increased 9.3% at Neiman Marcus stores and 4.8% at Bergdorf Goodman over the previous year. NM Direct revenues increased 2.7% in 1995 compared to the same 1994 period.

Operating earnings increased 3.0% to $105.5 million as a result of higher revenues and finance charge income, partially offset by increased promotion and selling costs at the Neiman Marcus Division.

In connection with the pending sale of Contempo Casuals, NMG has recorded an after-tax loss from discontinued operations of $11.4 million in its fiscal third quarter ended April 29, 1995. Harcourt General will reflect this loss from discontinued operations in its third quarter ending July 31, 1995.

Professional Services

Professional services revenues decreased $8.3 million compared to the same period last year. The decrease was primarily due to lower volume in group and executive outplacement programs.

Professional services operating earnings decreased $5.7 million in 1995 compared to the same six month period last year, primarily due to lower revenues.

Investment Income

Investment income increased $16.1 million to $23.8 million compared to the same six month period in 1994. The increase was due to a larger portfolio balance as a result of the sale of the Company's insurance business and a higher rate of return on portfolio assets.

Interest Expense

Interest expense increased $3.9 million to $46.8 million from the same period last year due to higher rates and higher outstanding balances on NMG bank borrowings.

Income Tax Expense

The Company's effective tax rate is estimated to be 34.0% in fiscal l995 compared to 38.2% in fiscal 1994. The decrease is primarily due to lower state and foreign taxes, and the expected benefit from certain tax advantaged investments.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Quarter Ended April 30, 1995 Compared to Quarter Ended April 30, 1994


Publishing

Publishing revenues increased 6.0% to $153.5 million compared to the same period last year. This increase was primarily due to higher revenues at STMP publishing and the educational publishing group. The increase at the educational publishing group was the result of strong elementary reading sales and the additional revenues provided from Brown-ROA, an acquisition consummated in last year's third quarter. STMP revenues increased in the 1995 second quarter mainly due to the timing of journal shipments at W. B. Saunders and Academic Press and, to a lesser extent, price increases.

The publishing operating loss decreased by $2.3 million compared to the same period last year. The operating loss was reduced because of higher revenues at both the STMP and educational publishing groups, partially offset by higher plate amortization costs and an increase in selling expenses.

Specialty Retailing

Specialty retailing results are reported with a lag of one quarter. Accordingly, the operating results of NMG for the thirteen weeks ended January 28, 1995 are consolidated with the operating results of the Company for the three months ended April 30, 1995.

Revenues in the thirteen weeks ended January 28, l995 increased 5.7% over revenues in the thirteen weeks ended January 29, l994. The Neiman Marcus
Division and Bergdorf Goodman both recorded higher revenues in the 1995 quarter compared to 1994.

Operating earnings increased 2.3%, reflecting higher revenues and finance charge income, partially offset by increased selling and promotion costs at the Neiman Marcus Division.

Professional Services

Professional  services revenues decreased $5.7 million to $31.4 million in the
1995  second  quarter from  $37.2  million  in 1994.    The decrease  resulted
primarily from lower volume in group and executive outplacement programs.

Professional services operating earnings decreased $3.7 million compared to the same period in the prior year, principally due to lower revenues.

Investment Income

Investment income increased $9.0 million to $12.6 million in 1995 compared to the same 1994 quarter. The increase resulted from a larger portfolio balance and a higher rate of return on portfolio assets.

Interest Expense

Interest expense increased $2.4 million compared to the same period last year primarily due to higher interest rates and higher outstanding balances on bank borrowings during the period at NMG.


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

Cash provided by operating activities for the six months ended April 30, l995 was $71.9 million. The publishing and professional services business segments provided $37.8 million of cash from operations while NMG's operations provided $34.1 million.

The most significant uses of working capital were decreases in accounts payable of $35.0 million, accrued liabilities of $25.2 million and taxes payable of $50.3 million. These uses of working capital were partially offset by a $63.9 million increase in other current liabilities and a $9.9 million decrease in accounts receivable.

Cash flows used by investing activities were $363.8 million. The Company's investing activities included capital expenditures totaling $90.6 million. Publishing capital expenditures in the six month period ended April 30, 1995 totaled $42.3 million and were related principally to expenditures for prepublication costs. Capital expenditures in the publishing business are expected to approximate $150.0 million in fiscal 1995. Specialty retailing capital expenditures in the 1995 period totaled $41.1 million and were primarily related to existing store renovations and the construction of three new stores. Capital expenditures for NMG in fiscal 1995 are expected to approximate $100.0 million.

The Company also purchased $273.2 million of short-term investments during the six months ended April 30, 1995. These investments are highly liquid and consist of high quality commercial paper, certificates of deposit, corporate debt securities and U.S. Government securities.

Financing activities primarily reflect the payment of $23.9 million in dividends and the purchase of approximately 5.4 million shares of the Company's common stock for $220.0 million through a "Dutch Auction" tender offer. NMG's financing activities primarily reflect additional borrowings of $43.0 million under its revolving credit agreements. NMG also eliminated its quarterly cash dividend on common stock beginning with its third quarter of fiscal 1995. Elimination of this dividend will conserve approximately $7.6 million of NMG's cash annually. At April 30, 1995, the Company's consolidated long-term liabilities totaled $1.1 billion. That amount includes approximately $452.0 million of NMG long-term liabilities which are not guaranteed by the Company.

On March 15, 1995, NMG sold all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing an undivided interest in such receivables. Certificates representing an undivided interest in $246.0 million of these receivables were sold to third parties in a public offering of $225.0 million 7.60% Class A certificates and $21.0 million 7.75% Class B certificates. NMG used the proceeds from this offering to pay down existing debt. NMG's subsidiary will retain the remaining undivided interest in the receivables not represented by the Class A and Class B certificates. A portion of that interest is subordinated to the Class A and Class B certificates. NMG will continue to service all receivables for the trust.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                  Liquidity and Capital Resources (Continued)


At April 30, 1995, the Company had the entire $400 million available under its revolving credit agreement with thirteen banks. The Company's revolving credit agreement expires in December 1999. On April 7, 1995, NMG replaced its $300 million revolving credit facility and its six $25 million revolving credit facilities with a five year, $500 million facility. At April 29, 1995, NMG had $395 million available under this new credit facility.

The Company believes its cash on hand, cash generated from operations and its current debt capacity will be sufficient to fund its planned capital growth as well as its operating working capital and dividend requirements.

                            HARCOURT GENERAL, INC.

                                    PART II

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on March 10, 1995. The following matters were voted upon at the meeting:

     1. Election of the following individuals as Class B Directors for a term of three years:

         William F. Connell                       Maurice Segal

         For          68,602,244                  For         68,600,108
         Withheld        123,947                  Withheld       126,083

         Robert A. Smith                          Hugo Uyterhoeven

         For          68,585,118                  For         68,598,402
         Withheld        141,073                  Withheld       127,789

     2. Election of the following individual as a Class C Director for a term of one year to coincide with the terms of the other Class C directors.

         Brian J. Knez

         For          68,581,173
         Withheld        145,018

     3. Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1995 fiscal year.

         For          68,610,652
         Against          62,241
         Abstain          53,298
         Non-Voting           0


Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits.

                  11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

                  27.1   Financial data schedule

         (b)    Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended April 30, 1995.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                HARCOURT GENERAL, INC.



Date: June 12, 1995                             /s/ John R. Cook
                                                John R. Cook
                                                Senior Vice President and
                                                Chief Financial Officer



Date: June  12, 1995                            /s/ Stephen C. Richards
                                                Stephen C. Richards
                                                Vice President and Controller
                                                Principal Accounting Officer


                                                                                          EXHIBIT 11.1

                                        HARCOURT GENERAL, INC.


Computation of the weighted average number of shares outstanding used in determining primary and fully diluted earnings per share:
(In thousands)                                 Six Months              Three Months
                                              Ended April 30,        Ended April 30,
                                             1995        1994        1995        1994


PRIMARY

1.    Weighted average number of common
      shares outstanding                   77,255      77,726      76,598      77,850

2.    Assumed conversion of Series A
      Cumulative Convertible Stock          1,580       1,746       1,565       1,631

3.    Assumed exercise of certain stock
      options based on average market
      value                                   306         357         316         323

4.    Weighted average number of shares
      used in primary per share
      computations                         79,141      79,829      78,479      79,804

FULLY DILUTED (A)

1.    Weighted average number of common
      shares outstanding                   77,255      77,726      76,598      77,850

2.    Assumed conversion of Series A
      Cumulative Convertible Stock          1,580       1,746       1,565       1,631

3.    Assumed exercise of all dilutive
      options based on higher of
      average or closing market value         322         361         350         324

4.    Weighted average number of shares
      used in fully diluted per share
      computations                         79,157      79,833      78,513      79,805




(A) This calculation is submitted in accordance with Securities Exchange Act of 1934 Release No. 9083 although not required by Footnote 2 to Paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.