Form 10-Q
period 1995-07-31
HARCOURT GENERAL INC
filed 1995-09-13
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.   20549
                                        FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



        For the Quarter Ended             July 31, 1995



        Commission File Number                1-4925


                                    HARCOURT GENERAL, INC.
                (Exact of name of registrant as specified in its charter)

                Delaware                                       04-1619609
        (State or other jurisdiction of                     (I.R.S.Employer
        incorporation or organization)                      Identification No.)



        27 Boylston Street, Chestnut Hill, MA                       02167
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


            YES    X            NO


As of September 8, 1995, the number of outstanding shares of each of the issuer's classes of common stock was:

           Class                                          Shares Outstanding
Common Stock, $1 Par Value                                      52,020,984
Class B Stock, $1 Par Value                                     20,802,344

                            HARCOURT GENERAL, INC.


                                   I N D E X



Part I. Financial Information                                       Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of July 31, 1995
              and October 31, 1994                                           1

            Condensed Consolidated Statements of Earnings for the Nine
              and Three Months Ended July 31, 1995 and 1994                  2

            Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended July 31, 1995 and 1994                            3

            Notes to Condensed Consolidated Financial Statements           4-5

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   6-10




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                                11

Signatures                                                                  12

Exhibit 11.1                                                                13

Exhibit 27.1                                                                14


                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)


(In thousands)                                               July 31,    October 31,
                                                                 1995           1994
Assets
Current assets:
  Cash and equivalents                                     $  194,700    $   819,659
  Short-term investments                                      297,847             -
  Accounts receivable, net                                    452,794        578,575
  Inventories                                                 531,350        466,177
  Deferred income taxes                                        90,501         90,501
  Other current assets                                         59,121         66,096
    Total current assets                                    1,626,313      2,021,008

Property and equipment, net                                   546,571        521,670

Other assets:
  Prepublication costs, net                                   168,470        164,160
  Intangible assets                                           451,454        422,566
  Other                                                       127,476        112,960
    Total other assets                                        747,400        699,686

    Total assets                                           $2,920,284     $3,242,364

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                                  $   13,135     $  119,529
  Accounts payable                                            272,642        273,098
  Accrued liabilities                                         369,009        363,333
  Taxes payable                                                54,219         71,209
  Other current liabilities                                    72,442         47,835
    Total current liabilities                                 781,447        875,004
Long-term liabilities:
  Notes and debentures                                        823,956        915,464
  Other long-term liabilities                                 215,181        207,877
    Total long-term liabilities                             1,039,137      1,123,341

Deferred income taxes                                         196,664        196,664

Shareholders' equity:
  Preferred stock                                               1,246          1,453
  Common stock                                                 72,785         77,887
  Paid-in capital                                             727,211        726,505
  Cumulative translation adjustments                           (4,893)        (4,710)
  Retained earnings                                           106,687        246,220
      Total shareholders' equity                              903,036      1,047,355

  Total liabilities and shareholders' equity               $2,920,284     $3,242,364



        See notes to condensed consolidated financial statements.

                                        HARCOURT GENERAL, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

(In thousands except for per share amounts)       Nine Months               Three Months
                                                 Ended July 31,            Ended July 31,
                                                 1995         1994          1995        1994

Revenues                                   $2,251,041   $2,107,946     $ 813,255    $742,173

Costs applicable to revenues                1,325,425    1,241,146       424,937     391,209
Selling, general and administrative
  expenses                                    678,353      629,548       221,416     198,898
Corporate expenses                             25,356       26,624         7,936       7,873

Operating earnings                            221,907      210,628       158,966     144,193

Investment income                              31,955       11,033         8,198       3,393
Interest expense                              (68,577)     (64,119)      (21,782)    (21,254)

Earnings from continuing operations
  before income taxes                         185,285      157,542       145,382     126,332
Income taxes                                  (62,997)     (61,071)      (49,430)    (48,792)

Earnings from continuing operations           122,288       96,471        95,952      77,540

Earnings (loss) from discontinued
  operations                                  (11,727)      23,990       (11,421)     11,645

Net earnings                               $  110,561   $  120,461     $  84,531    $ 89,185


Weighted average number of common
  and common equivalent shares
  outstanding                                  77,557       79,819        74,391      79,800


Earnings per common share
  Earnings from continuing operations      $     1.58   $     1.21     $    1.29    $    .97
  Earnings (loss) from discontinued
    operations                                   (.15)         .30          (.15)        .15

Net earnings                               $     1.43   $     1.51     $    1.14    $   1.12


Dividends per share:
  Common Stock                             $      .48   $      .45     $     .16    $    .15
  Class B Stock                            $     .432   $     .405     $    .144    $   .135
  Series A Stock                           $    .5505   $    .5175     $   .1835    $  .1725






        See notes to condensed consolidated financial statements.

                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)                                                     Nine Months
                                                                  Ended July 31,
                                                               1995           1994
Cash flows from operating activities:
  Net earnings from continuing operations                  $122,288       $ 96,471
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Deferred income taxes                                     -         (45,345)
       Depreciation and amortization                        122,470        114,208
       Discontinued operations                                  934          4,210
       Other items                                           (1,455)        11,463
       Changes in assets and liabilities:
         Accounts receivable                               (116,849)      (131,076)
         Inventories                                        (64,981)       (30,926)
         Other current assets                                 7,713          2,207
         Current liabilities                                   (921)       (13,659)


Net cash provided by operating activities                    69,199          7,553

Cash flows from investing activities:
  Capital expenditures                                     (147,275)      (137,481)
  Purchase of short-term investments                       (297,847)            -
  Acquisitions                                              (41,250)       (25,384)
  Other items                                                   295            438


Net cash used by investing activities:                     (486,077)      (162,427)

Cash flows from financing activities
  Proceeds from borrowing                                    47,665         73,300
  Repayment of debt                                        (246,961)       (19,769)
  Repurchase of Common Stock                               (220,039)            -
  Proceeds from receivables securitization                  245,965             -
  Cash dividends paid                                       (35,468)       (34,814)
  Equity transactions, net                                      757         (2,286)


Net cash provided (used) by financing activities           (208,081)        16,431

Cash and equivalents:
  Decrease during the period                               (624,959)      (138,443)
  Beginning balance                                         819,659        466,925

  Ending balance                                           $194,700       $328,482

Supplemental schedule of non cash item:
  Tax settlements in discontinued operations                              $ 35,000




        See notes to condensed consolidated financial statements.



                                HARCOURT GENERAL, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              (UNAUDITED)
1.  Basis of Presentation

    The  condensed  consolidated  financial statements  of Harcourt  General,  Inc. (the  Company) are submitted in response to the requirements of Form 10-Q and should be read  in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K.  In  the opinion of management,  these  statements  contain  all  adjustments,  consisting  only  of  normal recurring accruals, necessary for  a fair  presentation of the  results for the  interim periods  presented.
    The  July  31,  1995  condensed  consolidated  financial statements  include  the  April  29, 1995 condensed consolidated  financial statements of  The Neiman Marcus Group,  Inc. (NMG), which  have
    been  filed  with the  Securities  and  Exchange  Commission  on  Form  10-Q.   The  Company  owns
    approximately 65% of the fully-converted equity of NMG.   The Company's businesses are seasonal in
    nature,  and historically the results of operations  for these periods have not been indicative of the results for the full year.

2.  Discontinued Operations

    Discontinued operations consist of the following:

                                             Nine Months Ended      Three Months Ended
                                                  July 31,               July 31,
              (In thousands)                  1995       1994        1995        1994

    Loss from Contempo Casuals operations  ($ 1,854)   ($42,107)  ($ 1,548)   ($32,019)

    Loss on disposal of Contempo Casuals     (9,873)         -      (9,873)         -

    Insurance operations                         -       31,097         -        8,664

    Tax settlements                              -       35,000         -       35,000

    Net earnings (loss) from discontinued
                                           ($11,727)    $23,990   ($11,421)    $11,645

    Discontinued Contempo operations
    On June 30,  1995, NMG sold certain assets and  liabilities of its Contempo Casuals subsidiary  to
    The  Wet Seal, Inc. ("Wet  Seal") for $1.0 million of Wet  Seal common stock and $100,000 in cash.
    The condensed consolidated financial statements have been restated to reflect  Contempo Casuals as a discontinued operation.

    The  Contempo Casuals losses from operations recorded in the thirteen and thirty-nine week periods ended April 29, 1995 are  net of applicable income tax benefits of $1.1 million and  $1.3 million,
    respectively.   The loss  on disposal for  these periods   includes operating  losses through  the
    closing  date  of $2.0  million, net  of $1.5  million  of  applicable income  tax benefits.   The
    remaining  loss on  disposal of  $7.9 million  is net  of $5.6  million of  applicable income  tax
    benefits.   Revenues related  to the  discontinued Contempo Casuals  operations were $47.9 million and $174.3 million  for the thirteen  and the thirty-nine  week periods  ended April 29,  1995 and
    $72.9 million  and $243.6 million for  the thirteen  and thirty-nine week periods  ended April 30,
    1994.  NMG's balance  sheet as of  April 29, 1995 included  approximately $56.0 million of  assets and $43.0 million of liabilities related to Contempo.



                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2.  Discontinued Operations (continued)

    Discontinued insurance operations
    On October 31, 1994, the Company sold its insurance businesses to an affiliate of General Electric Capital Corporation for $410.4 million in cash. The fiscal 1994 condensed consolidated financial statements have been restated to report separately the operating results of these discontinued operations. Revenues applicable to discontinued insurance operations were $111.1 million and $372.9 million for the three and nine month periods ended July 31, 1994.

    Tax settlements
    During the quarter ended July 31, 1994, the Company recognized $35 million of tax benefits for various federal and state tax settlements relating to the Company's soft drink bottling business, which was sold in 1989.

3.  Debt and Credit Agreements

    On April 7, 1995, NMG replaced its $300 million revolving credit facility and its six $25 million revolving credit facilities with a five year, $500 million facility. NMG may terminate this agreement at any time on three business days' notice. The rate of interest payable (6.5% at April 29, 1995) varies according to one of four pricing options selected by the Company. At April 29, 1995, NMG had $105 million outstanding under this new agreement.

4.  Securitization of Credit Card Receivables

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

                                HARCOURT GENERAL, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND RESULTS OF OPERATIONS



                                         Results of Operations

  The following table illustrates revenues and operating earnings by business segment.
                                        Nine Months Ended July 31,     Three Months Ended July 31,
        (In thousands)                       1995         1994             1995          1994
        Revenues:
           Publishing                  $  687,516   $  614,783         $365,530      $308,965
           Specialty retailing          1,467,604    1,387,397          415,746       399,729
           Professional services           95,921      105,766           31,979        33,479
             Total revenues            $2,251,041   $2,107,946         $813,255      $742,173

        Operating earnings:
           Publishing                  $  101,659   $   84,412         $133,848      $114,409
           Specialty retailing            135,504      136,045           30,013        33,650
           Professional services           10,100       16,795            3,041         4,007
           Corporate expenses             (25,356)     (26,624)          (7,936)       (7,873)
             Total operating earnings  $  221,907   $  210,628         $158,966      $144,193


        Nine Months Ended July 31, 1995 Compared To Nine Months Ended July 31, 1994

        Publishing

        Publishing revenues for the nine months ended July 31,  1995 increased 11.8% compared with the  nine months ended  July 31, 1994. Higher  revenues at both  the educational group and  the scientific,  technical,  medical and  professional (STMP)  group  were partially offset by lower international sales.  The increase at the educational group resulted  from  strong reading  and  math  sales in  both  adoption  states  and open territories,  while the STMP group  benefited from higher  revenues at Academic Press and WB Saunders.

        Publishing  operating earnings  increased 20.4%  compared with  the same  period last year.  Higher earnings from the educational  group were partially offset by  slightly lower  earnings  from the  STMP  group.  The 1995  improvement  in  earnings  for the educational  group was primarily due to strong reading  and math revenues.  The lower earnings at  the  Company's STMP  group resulted  primarily from  higher selling  and marketing expenses and higher production costs.


                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Specialty Retailing

Specialty retailing results are reported with a lag of one quarter so that operating results of The Neiman Marcus Group, Inc. (NMG) for the nine months ended April 29, 1995 are consolidated with the Company's operating results for the nine months ended July 31, 1995.

On June 30, 1995, NMG sold certain assets and liabilities of its Contempo Casuals subsidiary to The Wet Seal, Inc. The condensed consolidated financial statements have been restated to reflect Contempo Casuals as a discontinued operation.

Revenues in the thirty-nine weeks ended April 29, l995 increased 5.8% over revenues in the thirty-nine weeks ended April 30, 1994. Revenues increased $68.7 million at Neiman Marcus Stores and $10.0 million at Bergdorf Goodman, while NM Direct revenues remained essentially flat compared to last year.

NMG's operating earnings decreased slightly to $135.5 million in the thirty-nine week period ended April 29, 1995 compared to $136.0 million in 1994. Higher earnings at both Neiman Marcus Stores and Bergdorf Goodman were more than offset by a decline in earnings at NM Direct.

Professional Services

Professional services revenues decreased 9.3% to $95.9 million from $105.8 million in the same period last year. The decrease reflects lower volume in both group and executive outplacement programs.

Operating earnings decreased $6.7 million to $10.1 million compared with the same 1994 period. The decrease was primarily attributable to the lower sales volume. Operating earnings continue to be affected by reduced demand for outplacement services and a highly competitive marketplace.

Investment Income

Investment income increased $20.9 million to $32.0 million from the previous year. The increase was due to a larger portfolio balance as a result of proceeds from the sale of the Company's insurance business and a higher rate of return on portfolio assets.

Interest Expense

Interest expense increased 7.0% to $68.6 million from $64.1 million in the comparable period last year. The increase was primarily the result of higher interest rates on NMG bank borrowings.

Income Tax Expense

The Company's effective tax rate is estimated to be 34.0% in fiscal 1995 and was 38.2% in fiscal 1994. The decrease is primarily due to lower state and foreign taxes.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

      Quarter Ended July 31, 1995 Compared to Quarter Ended July 31, 1994

Publishing

Publishing revenues increased 18.3% for the three months ended July 31, 1995 compared to the same period a year ago. Significantly higher revenues at the educational group and slightly higher sales at STMP were partially offset by lower international sales. The improvement in educational group revenues was primarily due to strong reading and math programs.

Operating earnings increased by 17.0% compared to the same quarter a year ago. The improvement was caused primarily by higher sales volume in the educational group, offset slightly by lower STMP and international earnings. STMP earnings in the quarter were reduced because of delays in the publishing of a number of books at both WB Saunders and Academic Press. These titles are expected to be released in the fourth quarter.

Specialty Retailing

Results of NMG are reported with a lag of one quarter, so that NMG's operating results for its quarter ended April 29, 1995 are consolidated with the Company's operating results for the quarter ended July 31, 1995.

Revenues  in the  thirteen  weeks ended  April 29,  l995  increased 4.0%  over revenues in the thirteen weeks ended April 30, 1994. Higher revenues at Neiman Marcus Stores and Bergdorf Goodman were partially offset by lower revenues at NM Direct.

Operating earnings decreased $3.6 million to $30.0 million in the thirteen week period ended April 29, 1995 compared to $33.6 million in 1994. Higher earnings at both Neiman Marcus Stores and Bergdorf Goodman were more than offset by a decline in earnings at NM Direct. Operating earnings were also affected by the $246 million securitization of NMG's credit card receivables, which resulted in a $2.4 million reduction in finance charge income for the thirteen week period ended April 29, 1995.

Professional Services

Professional services revenues  decreased 4.5%  to $32.0 million  in the  1995
third quarter  from $33.5  million in  the 1994 third  quarter.   The decrease
resulted from lower volume in both group and executive outplacement programs.

Professional services operating earnings decreased $1.0 million to $3.0 million compared to the same period in the prior year. The decrease was primarily due to the lower sales volume. Operating earnings continue to be affected by reduced demand for outplacement services and a highly competitive marketplace.

Investment Income

Investment income increased $4.8 million to $8.2 million compared with the same quarter in the previous year. The increase resulted from a larger portfolio balance as a result of the proceeds from the sale of the Company's insurance business and a higher rate of return on portfolio assets.

Interest Expense

Interest expense increased 2.5% to $21.8 million compared to $21.3  million in
last year's third quarter.   The increase resulted from  higher interest rates
on NMG bank borrowings.

                        Liquidity and Capital Resources


The  following   discussion  analyzes  liquidity  and   capital  resources  by
operating, investing and financing activities as presented in the Company's condensed consolidated statement of cash flows.

Cash provided by operating activities for the nine months ended July 31, l995 was $60.2 million. The publishing and professional services business segments provided $21.2 million of cash from operations while NMG's operations provided $39.0 million.

The most significant uses of working capital were increases in accounts receivable of $116.8 million and inventories of $65.0 million, partially offset by a decrease of $7.7 million in other current assets.

The Company's capital expenditures totaled $147.3 million in the nine months ended July 31, 1995. Publishing capital expenditures were $83.0 million and related principally to expenditures for prepublication costs. Capital expenditures in the publishing business are expected to approximate $135.0 million in fiscal 1995. Specialty retailing capital expenditures in the 1995 period totaled $61.3 million and primarily related to existing store renovations and the construction of three new stores. Capital expenditures for NMG in fiscal 1995 are expected to approximate $95.0 million.

The Company also purchased $297.8 million of short-term investments during the nine months ended July 31, 1995. These investments are highly liquid and consist of high quality commercial paper, certificates of deposit, corporate debt securities and U.S. Government securities.

Financing activities primarily reflect the payment of $35.5 million in dividends and the purchase of approximately 5.4 million shares of the Company's common stock for $220.0 million through a "Dutch Auction" tender offer. NMG's financing activities reflect additional borrowings of $47.7 million under its revolving credit agreements and a securitization of its credit card receivables. On March 15, 1995, NMG sold all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing an undivided interest in such receivables. Certificates representing an undivided interest in $246.0 million of these receivables were sold to third parties in a public offering of $225.0 million 7.60% Class A certificates and $21.0 million 7.75% Class B certificates. NMG used the proceeds from this offering to pay down existing debt. NMG's subsidiary will retain the remaining undivided interest in the receivables not represented by the Class A and Class B certificates. A portion of that interest is subordinated to the Class A and Class B certificates. NMG will continue to service all receivables for the trust.

NMG also eliminated its quarterly cash dividend on common stock beginning with its third quarter of fiscal 1995. Elimination of this dividend will conserve approximately $7.6 million of NMG's cash annually.

At July 31, 1995, the Company's consolidated long-term liabilities totaled $1.0 billion. That amount includes approximately $277.0 million of NMG long-term liabilities which are not guaranteed by the Company.

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                  Liquidity and Capital Resources (Continued)


At July 31, 1995, the Company had available the entire $400 million under its revolving credit agreement with thirteen banks. The Company's revolving credit agreement expires in December 1999. In April 1995, NMG replaced its $300 million revolving credit facility and its six $25 million revolving credit facilities with a five year, $500 million revolving credit facility which expires in April, 2000. At July 31, 1995, NMG had $430 million available under this credit facility.

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

                27.1   Financial data schedule


         (b)  Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter ended July 31, 1995.

                                  SIGNATURES





Pursuant to  the requirements  of the  Securities Exchange Act  of 1934,   the
registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    HARCOURT GENERAL, INC.



Date:     September 12, 1995
                                    _________________________________________
                                    John R. Cook
                                    Senior Vice President and
                                    Chief Financial Officer



Date:     September 12, 1995
                                    _________________________________________
                                    Stephen C. Richards
                                    Vice President and Controller
                                    Principal Accounting Officer

                                                                                          EXHIBIT 11.1

                                HARCOURT GENERAL, INC. AND SUBSIDIARIES


Computation  of weighted average number  of shares outstanding  used in determining  primary and fully diluted earnings per share:
(In thousands)                                Nine Months             Three Months
                                             Ended July 31,         Ended July 31,
                                             1995        1994       1995         1994


PRIMARY

1.    Weighted average number of common
      shares outstanding                   75,737      77,774     72,702       77,872

2.    Assumed conversion of Series A
      Cumulative Convertible Stock          1,526       1,702      1,417        1,614

3.    Assumed exercise of certain stock
      options based on average market
      value                                   294         343        272          314

4.    Weighted average number of shares
      used in primary per share
      computations                         77,557      79,819     74,391       79,800

FULLY DILUTED (A)

1.    Weighted average number of common
      shares outstanding                   75,737      77,774     72,702       77,872

2.    Assumed conversion of Series A
      Cumulative Convertible Stock          1,526       1,702      1,417        1,614

3.    Assumed exercise of all dilutive
      options based on higher of
      average or closing market value         312         345        291          315

4.    Weighted average number of shares
      used in fully diluted per share
      computations                         77,575      79,821     74,410       79,801





(A)   This calculation is submitted in accordance with Securities Exchange Act of 1934 Release No.
      9083 although not required by Footnote 2 to Paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.
