Form 10-K
period 1995-10-31
HARCOURT GENERAL INC
filed 1996-01-26
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended October 31, 1995

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

              Common Stock, $1.00 par value       New York Stock Exchange
              Series A Cumulative Convertible     New York Stock Exchange
               Stock, $1.00 par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]
[page]

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,970,203,170 on January 19, 1996.

      There were 52,050,717 shares of Common Stock, 20,802,108 shares of Class B Stock and 1,199,072 shares of Series A Cumulative Convertible Stock outstanding as of January 19, 1996.

                            ______________________


                      Documents Incorporated by Reference

      Portions of the Company's 1995 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on March 8, 1996 are incorporated by reference in Part III of this Report.
[page]

                            HARCOURT GENERAL, INC.

                          ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995

                               TABLE OF CONTENTS

PART I                                                               Page No.

               Item 1.  Business                                            1
               Item 2.  Properties                                          5
               Item 3.  Legal Proceedings                                   6
               Item 4.  Submission of Matters to a Vote of Security         6
                          Holders
PART II

               Item 5.  Market for the Registrant's Common Equity           6
                          and Related Stockholder Matters
               Item 6.  Selected Financial Data                             7
               Item 7.  Management's Discussion and Analysis of             7
                        Financial Condition and Results of Operations

               Item 8.  Financial Statements and Supplementary Data         7
               Item 9.  Changes in and Disagreements with Accountants       7
                          on Accounting and Financial Disclosure


PART III

               Item 10. Directors and Executive Officers of the Registrant  7
               Item 11. Executive Compensation                             10
               Item 12. Security Ownership of Certain Beneficial           10
                         Owners and Management
               Item 13. Certain Relationships and Related Transactions     10

PART IV

               Item 14. Exhibits, Financial Statement Schedules            10
                          and Reports on Form 8-K


Signatures                                                                 12
[page]

                                    PART I

ITEM 1.  BUSINESS

      GENERAL

      The principal businesses of Harcourt General, Inc., a Delaware corporation formed in 1950 (the "Company"), are publishing and specialty retailing. The Company also has operations in career transition and related professional services. The Company sold its insurance business in October 1994. In addition, the Company's subsidiary, The Neiman Marcus Group, Inc., sold its Contempo Casuals business in June 1995. In December 1993 the Company completed the spinoff of its motion picture exhibition business to the shareholders of the Company. See "Discontinued Operations" below for additional information about these discontinued operations.

A.    PUBLISHING

      Harcourt Brace & Company ("Harcourt Brace") is among the world's largest publishing houses, publishing books, scholarly journals and related materials in both print and electronic media for the educational, scientific, technical, medical, professional and trade markets. Most of the operations of Harcourt Brace are in the United States, but Harcourt Brace also has international publishing operations in London, Tokyo, Sydney, Toronto and Montreal.

      EDUCATIONAL PUBLISHING. The educational publishing group includes the operations of Harcourt Brace School; Holt, Rinehart and Winston; Harcourt Brace College and The Psychological Corporation. Harcourt Brace School publishes textbooks and related instructional materials for the elementary grades. Holt, Rinehart and Winston publishes instructional materials for grades 7 through 12. Harcourt Brace College publishes books and other materials for the college and university market under the Harcourt Brace, Saunders and Dryden Press imprints. The Psychological Corporation provides tests and related products and services for educational, psychological, clinical and professional assessment and, through its subsidiary Assessment Systems, which was acquired in May 1995, provides computerized tests for business and professional credentialing and licensing.

      SCIENTIFIC, TECHNICAL, MEDICAL AND PROFESSIONAL PUBLISHING. The scientific, technical, medical and professional publishing group includes the operations of Academic Press, W.B. Saunders, Harcourt Brace Professional Publishing and Harcourt Brace Legal and Professional Publishing. Academic Press publishes scholarly books and journals in the life, physical, social and computer sciences, which are sold in the United States and abroad. W.B. Saunders publishes books and periodicals in the health sciences, which are sold in the United States and abroad. Harcourt Brace Professional Publishing publishes reference guides and newsletters for certified public accountants and tax professionals. Harcourt Brace Legal and Professional Publishing conducts review courses for individuals preparing for bar examinations under the BAR/BRI name, as well as review courses for CPA accreditation and graduate school entrance examinations.
[page]

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

B.    SPECIALTY RETAILING

      The Company owns approximately 67% of the outstanding equity, on a fully-converted basis, of The Neiman Marcus Group, Inc. ("NMG"), which operates Neiman Marcus, Bergdorf Goodman and NM Direct.

      NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On October 26, 1995, NMG filed an Annual Report on Form 10-K with respect to its fiscal year ended July 29, 1995. Following is a brief description of the businesses of NMG. For further information with respect to NMG, reference may be made to the NMG Annual Report on Form 10-K and to subsequent reports and other information which may be filed by NMG from time to time with the Securities and Exchange Commission (the "SEC").

      NEIMAN MARCUS STORES

      Neiman Marcus is a high fashion, specialty retailer which offers high quality women's and men's apparel, fashion accessories, precious jewelry, decorative home accessories, fine china, crystal, silver and epicurean products. As of October 31, 1995, Neiman Marcus operated 28 stores in 25 cities. The average Neiman Marcus store size is 141,000 gross square feet and the stores range in size from 90,000 gross square feet to 269,000 gross square feet.

      In August 1995, Neiman Marcus opened a new store in Short Hills, New Jersey. Neiman Marcus plans to open new stores in King of Prussia, Pennsylvania, and Paramus, New Jersey, in 1996, and in Honolulu, Hawaii, in 1999. In addition, Neiman Marcus recently opened a new 464,000 square foot national service and distribution center located in Longview, Texas.


[page]                                 2

      BERGDORF GOODMAN

      Bergdorf Goodman is a high fashion, exclusive retailer of high quality women's and men's apparel, fashion accessories, precious jewelry, decorative home accessories, fine china, crystal and silver. It operates two leased stores on Fifth Avenue and 58th Street in New York City. The original store, consisting of 250,000 gross square feet, is dedicated to women's apparel and accessories, home furnishings and gifts. Bergdorf Goodman Men, which opened in August 1990, consists of 66,000 gross square feet and is dedicated to men's
apparel and accessories.   Bergdorf Goodman has an important direct marketing
business which is operated by NM Direct.

      NM DIRECT

      NM Direct operates a state-of-the-art direct marketing business, which distributes its own catalogues as well as those of Neiman Marcus and Horchow. NM Direct offers a wide array of apparel, home furnishings and gift items to its domestic and international mail order customers.

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

C.    PROFESSIONAL SERVICES

      The Company believes that Drake Beam Morin ("DBM") is the world's leading organizational and individual transition consulting firm. DBM assists organizations and individuals worldwide in outplacement, employee selection, performance evaluation, career management and transition management. The Company believes that the principal competitive factors for DBM are quality of service (including its ability to respond promptly to clients' needs for services) and price.

D.    DISCONTINUED OPERATIONS

      On June 30, 1995, NMG sold its Contempo Casuals subsidiary to The Wet Seal, Inc. for approximately 250,000 shares of Wet Seal Class A Common Stock and $100,000 in cash.

[page]                                 3

      On October 31, 1994, the Company sold its insurance operations to GNA Corporation, an affiliate of General Electric Capital Corporation, for $410.4 million in cash. For additional information with respect to this transaction, reference may be made to the Report on Form 8-K filed by the Company with the SEC on November 14, 1994.

      On December 15, 1993, the Company completed the spinoff of GC Companies, Inc. ("GCC") to the holders of the Company's Common Stock and Class B Stock. GCC is an independent public company which operates the "General Cinema Theatres" motion picture exhibition business formerly operated by the Company, and which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Exchange Act. See Note 2 of the Notes to Consolidated Financial Statements for further information regarding certain agreements which govern the ongoing relationship between Harcourt General and GCC.

E.      CERTAIN ADDITIONAL INFORMATION

        1.      Employees

                                                               Percentage of Employees
                                               Number          of Each Operating Unit
                                Number of   of Part-Time        Covered by Collective
                                Employees     Employees         Bargaining Agreements
Harcourt Brace                    4,750             90                None
 & Company

The Neiman
  Marcus Group                    9,800          1,250                1.3%

Drake Beam Morin                    550            375                None

Corporate                           119              1                None


   The figures in the above table are approximate as of October 31, 1995. The Company believes that its relations with its employees are generally good.

      2.    CAPITAL EXPENDITURES; SEASONALITY; LIQUIDITY; CAPITAL RESOURCES

      For a review of the Company's financial results for fiscal 1995, including information on capital expenditures, seasonality, liquidity, capital resources and other financial information, reference is made to the "Management's Discussion & Analysis of Financial Condition and Results of Operations" section on pages 23 through 26 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1995 (the "1995 Annual Report"), which information is incorporated herein.

[page]                                 4

      3.    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The information set forth under the heading "Additional Financial Information" in Note 3 of the Notes to Consolidated Financial Statements on page 34 of the 1995 Annual Report is incorporated herein.

ITEM 2.  PROPERTIES

      The Company's corporate headquarters, as well as the corporate headquarters for The Neiman Marcus Group, Inc., are located in leased facilities in Chestnut Hill, Massachusetts, a suburb of Boston. The headquarters for Harcourt Brace's publishing operations are located in a leased office in Orlando, Florida. The headquarters for Drake Beam Morin are located in a leased office in New York City.

      At October 31, 1995, the office, warehouse and other facilities owned or leased by Harcourt Brace and its publishing affiliates were located in 27 states, the District of Columbia, Puerto Rico and five foreign countries.

      NMG's operating divisions are headquartered in leased or owned facilities in Dallas (Neiman Marcus), Irving, Texas (NM Direct) and New York City (Bergdorf Goodman). At October 31, 1995, the approximate square footage used in NMG's operations was as follows:

                                                 Owned
                                                 Subject to
                                     Owned       Ground Lease       Leased     Total
Stores ...................           348,000     1,630,000       2,402,000     4,380,000

Distribution centers
and office facilities...             585,000        94,000         765,000     1,444,000

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

      NMG also owns approximately 50 acres of land in Irving, Texas where its NM Direct operations are located in a 585,000 square foot facility. NMG recently opened a 464,000 square foot distribution center for Neiman Marcus Stores in Longview, Texas which replaced certain existing distribution centers.

[page]                                 5

      At October 31, 1995, Drake Beam Morin conducted its business from 82 leased offices in the United States and 81 offices in 26 countries around the world.

      For additional information about the properties of the Company, see Item 1 above and the information contained in Note 10 of the Notes to Consolidated Financial Statements under the heading "Leases" on page 39 of the 1995 Annual Report, which is incorporated herein.

ITEM 3.  LEGAL PROCEEDINGS

      In previous reports, the Company described certain class action cases entitled In re Harcourt Brace Jovanovich, Inc. Securities Litigation and Nivram Corp. v. Harcourt Brace Jovanovich, Inc., et. al. The allegations in these cases related to actions of Harcourt Brace Jovanovich, Inc. that occurred prior to its acquisition by the Company in 1991. The parties settled these cases during fiscal 1995. The disposition of these cases did not have a material adverse effect on the financial position or continuing operations of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.


                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS


      The following information contained in the 1995 Annual Report is incorporated herein:

      (i) the last paragraph of Note 6 of the Notes to Consolidated Financial Statements on page 36 of the 1995 Annual Report relating to restrictions on the Company's ability to pay dividends;

      (ii) "Dividends per share" in Note 14 of the Notes to Consolidated Financial Statements on page 42 of the 1995 Annual Report; and


[page]                                 6


      (iii) "Stock Information" on page 46 of the 1995 Annual Report. In addition to the information set forth therein with respect to the Company's Common Stock and Series A Cumulative Convertible Stock, the Company's Class B Stock is subject to significant restrictions on transfer and is not listed or traded on any exchange or in any market. As of January 19, 1996, there were 2,039 record holders of Class B Stock. For further information with respect to the Class B Stock, including the ownership of 99.8% of the Class B Stock by the family of Richard A. Smith (the Chairman of the Board of the Company), reference is made to the information contained in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 6.     SELECTED FINANCIAL DATA

      The response to this Item is contained in the 1995 Annual Report under the caption "Five Year Summary" on page 44 and is incorporated herein.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The response to this Item is contained in the 1995 Annual Report under the caption "Management s Discussion & Analysis of Financial Condition and Results of Operations" on pages 23 through 26 and is incorporated herein.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A.  Directors

      The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's officers and directors is contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16 Reports" and is incorporated herein.

[page]                                 7

      B.  Executive Officers

      Below is the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

Richard A. Smith - 71
      Chairman of the Board of the Company and of The Neiman Marcus Group, Inc.; Chief Executive Officer of the Company and of The Neiman Marcus Group, Inc. until December 1991; Chairman of the Board, President (until November 1, 1995) and Chief Executive Officer of GC Companies, Inc. since December 1993. Director of Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Liberty Financial Companies, Inc., and Bank of Boston Corporation and its principal subsidiary, The First National Bank of Boston. Mr. Smith is the father of Robert A. Smith, a director and officer of the Company, the father-in-law of Brian
      J. Knez, a director and officer of the Company, and the uncle of Jeffrey
      R. Lurie, a nominee for director of the Company.

Robert J. Tarr, Jr. - 52
      President, Chief Executive Officer (since December 1991), Chief Operating Officer and Director of the Company and of The Neiman Marcus Group, Inc.

John R. Cook - 54
      Senior Vice President and Chief Financial Officer of the Company and of The Neiman Marcus Group, Inc. since September 1992; Senior Vice President - Finance and Administration and Chief Financial Officer of NACCO Industries prior thereto.

Peter Farwell - 52
      Vice President - Corporate Relations of the Company and of The Neiman Marcus Group, Inc.

Eric P. Geller - 48
      Senior Vice President and General Counsel of the Company and of The Neiman Marcus Group, Inc. since May 1992; Vice President and Associate General Counsel of the Company and of The Neiman Marcus Group, Inc. prior thereto; Secretary of the Company since December 1991 and of The Neiman Marcus Group, Inc. since January 1992.

Paul F. Gibbons - 44
      Vice President and Treasurer of the Company and of The Neiman Marcus

[page]                                 8



      Group, Inc. since August 1992; Vice President and Treasurer of GC Companies, Inc. since March 1994; Vice President - Taxation of the Company and of The Neiman Marcus Group, Inc. prior to August 1992.

Gerald T. Hughes - 39
      Vice President-Human Resources of the Company and of The Neiman Marcus Group, Inc. since June 1994; Associate General Counsel of the Company and The Neiman Marcus Group, Inc. with responsibility for labor and employment matters from August 1992 to June 1994; Labor Counsel of the Company and The Neiman Marcus Group, Inc. prior thereto.

Brian J. Knez - 38
      President and Chief Executive Officer of Harcourt Brace & Company since May 1995; President of the Scientific, Technical, Medical and Professional Group of Harcourt Brace from 1993 to May 1995; Group Vice President of the Scientific, Technical and Medical Group of Harcourt Brace from 1991 to 1993; Vice President of the Company since November 1991; Assistant to the President of the Company prior thereto. Director of the Company since March 1995. Mr. Knez is the son-in-law of Richard
      A. Smith, Chairman of the Board of the Company, and the brother-in-law of Robert A. Smith, a director and officer of the Company.

Michael F. Panutich - 47
      Vice President - General Auditor of the Company and of The Neiman Marcus Group, Inc. since June 1993; Vice President - Accounting of the Company and of The Neiman Marcus Group, Inc. prior thereto.

Stephen C. Richards - 40
      Vice President and Controller of the Company and of The Neiman Marcus Group, Inc. since June 1993; Vice President and Controller of GC Companies, Inc. since January 1994; Partner, Deloitte & Touche LLP, from June 1990 to May 1993.

Craig B. Sawin - 39
      Vice President - Planning and Analysis of the Company and of The Neiman Marcus Group, Inc.

Robert A. Smith - 36
      Group Vice President of the Company since December 1991 and of The Neiman Marcus Group, Inc. since January 1992; Vice President - Corporate Development of the Company prior to December 1991; Vice President - Corporate Development of The Neiman Marcus Group, Inc. prior to January 1992; President and Chief Operating Officer of GC Companies, Inc. since November 1995. Director of the Company. Mr. Smith is the son of Richard A. Smith, Chairman of the Board of the Company, the brother-in-law of Brian J. Knez, a director and officer of the Company, and the cousin of Jeffrey R. Lurie, a nominee for director of the Company.


[page]                                  9

ITEM 11.    EXECUTIVE COMPENSATION

      The response to this Item is contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders under the captions "Directors' Compensation", "Executive Compensation" and "Transactions Involving Management" and is incorporated herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      The response to this Item is contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The response to this Item is contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders under the captions "Executive
Compensation" and "Transactions Involving Management" and is incorporated herein.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K


14(a)(1)    Financial Statements

            The documents listed below are incorporated herein by reference to the Company's 1995 Annual Report to Shareholders and are incorporated herein by reference to Item 8 hereof:

                  Consolidated Balance Sheets - October 31, 1995 and 1994.

                  Consolidated Statements of Earnings for the fiscal years ended October 31, 1995, 1994, and 1993.

                  Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1995, 1994 and 1993.

                  Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1995, 1994 and 1993.

[page]                                 10

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

14(b)  Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the quarter ended October 31, 1995.















[page]                                11





                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HARCOURT GENERAL, INC.


                                   By: s/ Robert J. Tarr, Jr.
                                          Robert J. Tarr, Jr., President,
                                          Chief Executive Officer and
                                          Chief Operating Officer
Dated: January 25, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

          Signature                      Title                    Date

Principal Executive
Officer:


  s/Robert J. Tarr, Jr.         President, Chief Executive    January 25, 1996
    Robert J. Tarr, Jr.         Officer, Chief Operating
                                Officer and Director
Principal Financial
Officer:


  s/John R. Cook                Senior Vice President and     January 25, 1996
    John R. Cook                Chief Financial Officer

Principal Accounting
Officer:


  s/Stephen C. Richards         Vice President and            January 25, 1996
    Stephen C. Richards         Controller












[page]                                12



                                  Directors:

  s/William F. Connell                                      January 25, 1996
    William F. Connell


  s/Jack M. Greenberg                                       January 25, 1996
    Jack M. Greenberg


  s/Herbert W. Jarvis                                       January 25, 1996
    Herbert W. Jarvis


  s/Brian J. Knez                                           January 25, 1996
    Brian J. Knez


  s/Lynn Morley Martin                                      January 25, 1996
    Lynn Morley Martin


  s/Maurice Segall                                          January 25, 1996
    Maurice Segall


  s/Richard A. Smith                                        January 25, 1996
    Richard A. Smith


  s/Robert A. Smith                                         January 25, 1996
    Robert A. Smith


  s/Paula Stern                                             January 25, 1996
    Paula Stern


  s/Sidney Stoneman                                         January 25, 1996
    Sidney Stoneman


  s/Hugo Uyterhoeven                                        January 25, 1996
    Hugo Uyterhoeven


  s/Clifton R. Wharton, Jr.                                 January 25, 1996
    Clifton R. Wharton, Jr.










[page]                                13


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

     4.2 Indenture, dated as of April 23, 1992, between the Company and Bankers Trust Company, as Trustee, relating to the Company s 8 1/4% Senior Notes Due 2002 and the Company s 8 7/8% Senior Debentures Due 2022, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3,
            File No. 33-46148.

     4.3    Smith-Lurie/Marks Stockholders' Agreement, dated
            December 29, 1986, incorporated herein by reference to
            Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.

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

[page]                                14


   *10.3 1988 Stock Incentive Plan, incorporated herein by reference to Exhibit 28.1 to the Company's Registration Statement on Form S-8, File No. 33-26079.

   *10.4 1983 Key Executive Stock Purchase Loan Plan, as amended, incorporated herein by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1984.

   *10.5 Executive Medical Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Company s Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

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

   *10.9(a) Amended and Restated Deferred Compensation Agreement, dated August 27, 1990, between the Company and Richard A. Smith, incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

   *10.9(b) Deferred Compensation Agreement dated as of December 15,
            1994, between the Company and Richard A. Smith.

[page]                                15

    10.10 Intercompany Services Agreement, dated as of July 24, 1987, between the Company and NMG, incorporated herein by reference to Exhibit 10.17(c) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987.

    10.11(a)Intercompany Services Agreement, dated as of December
            14, 1993, between the Company and GC Companies, Inc., incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

    10.11(b)Amended and Restated Intercompany Services Agreement dated as of November 1, 1995, between the Company and GC Companies, Inc.

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

   *10.14 Key Employee Deferred Compensation Plan, as amended, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

   *10.15(a)Employment Agreement, dated as of November 15, 1991, by and between the Company and Robert J. Tarr, Jr., incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

   *10.15(b)Supplemental Agreement, dated as of December 17, 1992, by and between the Company and Robert J. Tarr, Jr., incorporated herein by reference to Exhibit 10.16(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.


[page]                                   16

    11.1  Computation of Average Number of Shares Outstanding
            Used In Determining Primary and Fully Diluted Earnings
            Per Share.

    13.1 1995 Annual Report to Stockholders (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

    21.1  Subsidiaries of the Company.

    23.1  Consent of Deloitte & Touche LLP.

    27.1  Financial Data Schedule.

      __________________________

    * Exhibits filed pursuant to Item 14(c) of Form 10-K.














[page]                                   17













INDEPENDENT AUDITORS  REPORT


Board of Directors and Shareholders
Harcourt General, Inc.
Chestnut Hill, Massachusetts

We have audited the consolidated financial statements of Harcourt General, Inc. and its subsidiaries (the Company) as of October 31, 1995 and 1994, and for each of the three years in the period ended October 31, 1995, and have issued our report thereon dated December 8, 1995. Such consolidated financial statements and report are included in the Company s 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Harcourt General, Inc. and its subsidiaries, listed in Item 14(a)(2). The consolidated financial statement schedule is the responsibility of the Company s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 8, 1995

















[page]                                              F-1

                               HARCOURT GENERAL, INC. AND SUBSIDIARIES.       SCHEDULE VIII

                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                  THREE YEARS ENDED OCTOBER 31, 1995
                                            (In thousands)



              COLUMN A                  COLUMN B          COLUMN C           COLUMN D      COLUMN E

                                                       Additions
                                                                             Charged to
              Balance at          Charged to    Other                        Balance at
                                               Beginning      Costs and      Accounts-   Deductions-    End
             Description                       of Period       Expenses       Describe     Describe   of Period
      _________________________________________________________________________________________________________

      YEAR ENDED OCTOBER 31, 1995
      Allowance for doubtful accounts           $26,439       32,077           -          36,030(B)    $22,486
      (deducted from accounts receivable)

      Allowance for book returns (A)            $49,091       82,548           -          82,236(C)    $49,403
      (deducted from accounts receivable)

      YEAR ENDED OCTOBER 31, 1994

      Allowance for doubtful accounts           $20,363       32,247           -          26,171(B)    $26,439
      (deducted from accounts receivable)

      Allowance for book returns (A)            $49,730       79,097           -          79,736(C)    $49,091
      (deducted from accounts receivable)

      YEAR ENDED OCTOBER 31, 1993

      Allowance for doubtful accounts           $12,781       23,616           -          16,034(B)    $20,363
      (deducted from accounts receivable)

      Allowance for book returns (A)            $45,576       79,345           -          75,191(C)    $49,730
      (deducted from accounts receivable)




      (A)  Reflects gross allowance netted against accounts receivable.  Reserves for returns to inventory and recovery of royalties payable are netted directly against those balances and are not material.

      (B)  Write-off of uncollectible accounts net of recoveries.

      (C)  Books actually returned during the year.






[page]                                     F-2