Form 10-Q
period 1996-01-31
HARCOURT GENERAL INC
filed 1996-03-14
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended                     January 31, 1996

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


            YES   X           NO



As of March 8, 1996, the number of shares outstanding of each of the issuer's classes of common stock was:


          Class                                           Shares Outstanding

Common Stock, $1.00 Par Value                                 50,243,321
Class B Stock, $1.00 Par Value                                20,801,956

[Page]

                            HARCOURT GENERAL, INC.

                                   I N D E X




Part I.     Financial Information                               Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              January 31, 1996 and October 31, 1995                     1

            Condensed Consolidated Statements of Earnings for the
              Three Months Ended January 31, 1996 and 1995              2

            Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended January 31, 1996 and 1995              3

            Notes to Condensed Consolidated Financial Statements        4

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      5-8



Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                            9

Signatures                                                             10


Exhibit 11.1                                                           11

Exhibit 27.1                                                           12

[Page]

                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

(In thousands)

                                                         January 31,    October 31,
                                                                1996           l995
Assets
Current assets:
  Cash and equivalents                                   $  293,200     $  363,750
  Short-term investments                                    300,823        243,073
  Accounts receivable, net                                  337,133        372,700
  Inventories                                               616,042        495,222
  Deferred income taxes                                      79,083         79,083
  Other current assets                                       63,632         55,970
    Total current assets                                  1,689,913      1,609,798

Property and equipment, net                                 552,301        540,347

Other assets:
  Prepublication costs, net                                 171,284        164,449
  Intangible assets, net                                    466,520        442,566
  Other                                                     141,107        127,176
    Total other assets                                      778,911        734,191

    Total assets                                         $3,021,125     $2,884,336

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                                $  109,428     $   55,484
  Accounts payable                                          314,136        284,481
  Accrued liabilities                                       322,340        334,479
  Taxes payable                                              41,754         58,104
  Other current liabilities                                 123,073         52,423
    Total current liabilities                               910,731        784,971

Long-term liabilities:
  Notes and debentures                                      822,061        749,008
  Other long-term liabilities                               212,143        210,846
    Total long-term liabilities                           1,034,204        959,854

Deferred income taxes                                       198,398        198,398

Shareholders' equity:
  Preferred stock                                             1,181          1,210
  Common stock                                               71,045         72,699
  Paid-in capital                                           728,010        727,285
  Cumulative translation adjustments                         (7,002)        (5,166)
  Retained earnings                                          84,558        145,085
    Total shareholders' equity                              877,792        941,113

    Total liabilities and shareholders' equity           $3,021,125     $2,884,336


See Notes to Condensed Consolidated Financial Statements

[Page]                                             1



                                        HARCOURT GENERAL, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

(In thousands except
 for per share amounts)
                                                              For the three months
                                                               ended January 31,
                                                                  1996        1995

Revenues                                                      $698,441    $663,309

Costs applicable to revenues                                   418,240     398,697
Selling, general and administrative expenses                   235,279     222,933
Corporate expenses                                               7,403       9,018

Operating earnings                                              37,519      32,661

Investment income                                                8,174      11,124
Interest expense                                               (20,455)    (22,802)

Earnings from continuing operations before
  income taxes                                                  25,238      20,983

Income taxes                                                    (8,581)     (7,383)

Earnings from continuing operations                             16,657      13,600

Loss from discontinued operations, net                              -       (1,804)

Net earnings                                                  $ 16,657    $ 11,796
Weighted average number of common and common
  equivalent shares outstanding                                 73,360      79,802

Earnings per common share:
  Earnings from continuing operations                         $    .23    $    .17
  Loss from discontinued operations                                  -        (.02)
  Net earnings                                                $    .23    $    .15

Dividends per share:
  Common Stock                                                $    .17    $    .16
  Class B Stock                                               $   .153    $   .144
  Series A Stock                                              $  .1945    $  .1835










See Notes to Condensed Consolidated Financial Statements

[Page]                                             2

                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)

                                                            For the three months
                                                              ended January 31,
                                                               1996           1995

Cash flows from operating activities:
  Net earnings from continuing operations                  $ 16,657       $ 13,600
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                         40,641         41,991
       Other items                                            4,070            (83)
Changes in assets and liabilities:
         Accounts receivable                                 34,834         20,161
         Inventories                                       (121,801)       (92,124)
         Other current assets                                (7,712)         4,540
         Current liabilities                                 73,539         28,020
                                                             40,228         16,105
Discontinued operating activities                                -             527

Net cash provided by operating activities                    40,228         16,632

Cash flows from investing activities:
  Capital expenditures                                      (56,917)       (43,726)
  Purchase of short-term investments                        (57,750)      (266,984)
  Acquisitions                                              (15,560)            -
  Other investing activities                                (25,589)            -

Net cash used by investing activities                      (155,816)      (310,710)

Cash flows from financing activities:
  Proceeds from borrowings, net                             124,400         81,500
  Repayment of debt                                            (340)          (300)
  Cash dividends paid                                       (12,083)       (12,392)
  Repurchase of Common Stock                                (66,806)            -
  Other financing activities                                   (133)        (1,447)

Net cash provided by financing activities                    45,038         67,361

Cash and equivalents
  Decrease during the period                                (70,550)      (226,717)
  Beginning balance                                         363,750        819,659

  Ending balance                                           $293,200       $592,942








See Notes to Condensed Consolidated Financial Statements

[Page]                                             3



                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Basis of presentation

    The condensed consolidated financial statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The January 31, 1996 condensed consolidated financial statements include the October 28, l995 condensed consolidated financial statements of The Neiman Marcus Group, Inc. (NMG), which were filed with the Securities and Exchange Commission on Form 10-Q. The Company owns approximately 67% of the fully-converted equity of NMG.

    The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.  Discontinued operations

    On June 30, 1995, NMG sold its Contempo Casuals subsidiary to The Wet Seal, Inc. (Wet Seal) for approximately 250,000 shares of Wet Seal Class A common stock and $100,000 in cash. The loss from discontinued operations recorded in the quarter ended October 29, 1994 is net of applicable income tax benefits of $1.3 million. Revenues related to discontinued Contempo Casuals operations for the thirteen week period ended October 29, 1994 were $57.3 million.


3.  Stock purchase programs

    In April 1995,  the Company completed a   Dutch Auction  tender offer  and
    purchased approximately 5.4 million shares of the Company s Common Stock at $40.50 per share.

    In May 1995, the Company's Board of Directors authorized the purchase of up to 2.5 million shares of the Company's Common Stock on the open market. During the quarter ended January 31, 1996, the Company purchased approximately 1.7 million shares at an average price of $39.18 per share under this buyback program.

    In March 1996, the Company's Board of Directors authorized an increase in the existing open market stock purchase program from 2.5 million to 3.5 million shares of the Company's Common Stock.







[Page]                                 4







                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             Results of Operations

Three Months Ended January 31, 1996 versus Three Months Ended January 31, 1995

The following table illustrates revenues and operating earnings (loss) by business segment for the three months ended January 31.

(In thousands)                                1996           1995
Revenues:
  Publishing                              $177,028       $168,490
  Specialty retailing                      489,898        462,322
  Professional services                     31,515         32,497
    Total revenues                        $698,441       $663,309

Operating earnings (loss):
  Publishing                             ($ 11,334)     ($ 11,901)
  Specialty retailing                       52,742         49,442
  Professional services                      3,514          4,138
  Corporate expenses                        (7,403)        (9,018)
    Total operating earnings              $ 37,519       $ 32,661

Publishing

Publishing revenues increased $8.5 million or 5.1% compared to the same period last year. The increase was primarily due to higher college and testing program sales at the educational publishing group. College sales increased across substantially all of its disciplines, while testing program revenues were higher because of the Assessment Systems, Inc. acquisition, which was completed in the third quarter of fiscal 1995.

The publishing operating loss decreased slightly to $11.3 million compared to $11.9 million in the same period last year. The operating loss was less than anticipated in the quarter due to improved earnings in the college business and a smaller than expected loss in the elementary business. The scientific, technical, medical and professional (STMP) publishing group reported operating earnings that were slightly lower than the 1995 quarter.

Specialty Retailing

Specialty retailing results are reported with a lag of one quarter. The operating results of The Neiman Marcus Group, Inc. (NMG) for the quarter ended October 28, 1995 were consolidated with the operating results of the Company for the quarter ended January 31, 1996.

In June 1995, NMG sold its Contempo Casuals subsidiary to The Wet Seal, Inc. NMG's fiscal 1995 results have been restated to reflect Contempo Casuals as a discontinued operation.

Specialty retailing revenues in the thirteen weeks ended October 28, 1995 increased $27.6 million or 6.0% over revenues in the thirteen weeks ended October 29, 1994. Higher revenues at Neiman Marcus Stores more than offset slightly lower revenues at Bergdorf Goodman and NM Direct. The increase in revenues at Neiman Marcus Stores was due to both comparable store sales increases of 6.1% and the opening of a new store in Short Hills, New Jersey in August 1995.

[Page]                                 5


                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Specialty Retailing Continued

The 6.7% increase in specialty retailing operating earnings was principally due to higher revenues and lower sales promotion costs, partially offset by lower finance charge income. The reduction in finance charge income during the quarter resulted from the securitization of the Company's credit card receivables, which was completed in March 1995. The securitization had the effect of reducing finance charge income by approximately $4.8 million during the quarter ended October 28, 1995.

Professional Services

Professional services revenues decreased 3.0% to $31.5 million in the 1996 first quarter from $32.5 million in 1995. The decrease was principally due to lower pricing as a result of increased competition.

Professional services operating earnings decreased $0.6 million compared to the same period in the prior year. The decrease was primarily attributable to lower revenues and slightly higher general and administrative expenses.

Investment Income

Investment income decreased $3.0 million to $8.2 million from the previous year. The decrease was primarily due to a reduction in the portfolio balance as a result of the Company's common stock purchase program which commenced in April 1995 and, to a lesser extent, a lower rate of return on portfolio assets compared to the first quarter of 1995.

Interest Expense

Interest expense  decreased $2.3 million to $20.5 million compared to the same
period last  year.   The  decrease  was  mainly due  to  the use  of  the  NMG
securitization proceeds to pay down outstanding NMG bank debt.

Income Tax Expense

The Company's effective tax rate is expected to be 34% in fiscal 1996, unchanged from fiscal 1995.









[Page]                                6



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

Cash provided by operating activities for the quarter ended January 31, 1996 was $40.2 million. The publishing and professional services business segments provided $133.8 million of cash from operations while NMG's operations used $93.6 million of cash. The cash provided by the publishing and professional services business segments was sufficient to fund their working capital, capital expenditures and the Company's dividend requirements. NMG increased its borrowings in order to fund working capital for the holiday season, capital expenditures and its preferred dividend requirements.

The most significant items affecting working capital were an increase in inventories of $121.8 million, which was partially offset by a $73.5 million increase in other current liabilities and a $34.8 million decrease in accounts receivable. The increase in inventory was primarily attributable to NMG's holiday season. Other current liabilities were higher due to the seasonal increase in unearned subscriptions at the STMP group. A decrease in publishing accounts receivable was partially offset by an increase at NMG.

Cash flows used by investing activities were $155.8 million for the quarter ended January 31, 1996. The Company's investing activities included capital expenditures totaling $56.9 million. Publishing capital expenditures in the 1996 quarter totaled $31.2 million and were principally related to expenditures for prepublication costs. Capital expenditures in the publishing business are expected to approximate $150.0 million in fiscal 1996. Specialty retailing capital expenditures in the 1996 quarter totaled $24.8 million and were principally related to the construction of new stores in King of Prussia, Pennsylvania and Paramus, New Jersey and a new national distribution center. Capital expenditures for NMG in fiscal 1996 are expected to approximate $100.0 million.

During the quarter, the Company purchased $57.8 million of short-term investments. These securities are highly liquid and consist of commercial paper, certificates of deposit, corporate securities and U.S. Government securities. In November 1995, the Company also acquired an additional 831,400 shares of NMG common stock in a privately negotiated transaction at $18.75 per share.

Financing activities reflect additional borrowings of $124.4 million under NMG's revolving credit agreements, the repurchase of approximately 1.7 million shares of the Company s Common Stock on the open market at an average price of $39.18 per share and the payment of $12.1 million of dividends.

At January 31, 1996, the Company had available the entire $400.0 million under its revolving credit agreement with thirteen banks. This agreement expires in December 1999. NMG had $305.0 million available at October 28, 1995 under its revolving credit facility, which expires in April 2000.

[Page]                                 7



                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                  Liquidity and Capital Resources, continued


The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth as well as its operating and dividend requirements.















































[Page]                                 8



                                    PART II





Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              11.1  Computation  of   weighted   average  number   of   shares
                    outstanding used in determining primary and fully diluted earnings per share.

              27.1  Financial data schedule


          (b) Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter ended January 31, 1996





































[Page]                                 9




                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        HARCOURT GENERAL, INC.



Date:  March 13, 1996                   s/ John R. Cook
                                        John R. Cook
                                        Senior Vice President and
                                        Chief Financial Officer



Date:  March 13, 1996                   s/ Stephen C. Richards
                                        Stephen C. Richards
                                        Vice President and Controller
                                        Principal Accounting Officer































[Page]                                10