Form 10-Q
period 1996-04-30
HARCOURT GENERAL INC
filed 1996-06-12
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended                       April 30, 1996

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


            YES   X           NO



As of June 5, 1996, the number of shares outstanding of each of the issuer's classes of common stock was:


          Class                                           Shares Outstanding

Common Stock, $1.00 Par Value                               52,893,966
Class B Stock, $1.00 Par Value                              20,051,210

                            HARCOURT GENERAL, INC.

                                   I N D E X




Part I.     Financial Information                                 Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              April 30, 1996 and October 31, l995                           1

            Condensed Consolidated Statements of Earnings for the
              Three and Six Months Ended April 30, l996 and l995            2

            Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended April 30, l996 and l995                      3

            Notes to Condensed Consolidated Financial Statements            4

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        5-10




Part II.    Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders            11

  Item 6.   Exhibits and Reports on Form 8-K                               11

Signatures                                                                 12

Exhibit 11.1                                                               13

Exhibit 27.1                                                               14

                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

   (In thousands)

                                                              April 30,    October 31,
                                                                   1996           l995

   Assets
   Current assets:
     Cash and equivalents                                   $  363,612      $ 363,750
     Short-term investments                                    166,324        243,073
     Accounts receivable, net                                  342,453        372,700
     Inventories                                               509,823        495,222
     Deferred income taxes                                      79,083         79,083
     Other current assets                                       78,682         55,970
       Total current assets                                  1,539,977      1,609,798

   Property and equipment, net                                 569,312        540,347

   Other assets:
     Prepublication costs, net                                 191,990        164,449
     Intangible assets, net                                    463,244        442,566
     Other                                                     144,478        127,176
       Total other assets                                      799,712        734,191

       Total assets                                         $2,909,001     $2,884,336

   Liabilities and Shareholders' Equity
   Current liabilities:
     Notes payable and current maturities of
       long-term liabilities                                $  196,776     $   55,484
     Accounts payable                                          239,334        284,481
     Accrued liabilities                                       323,494        334,479
     Taxes payable                                              19,135         58,104
     Other current liabilities                                 121,598         52,423
       Total current liabilities                               900,337        784,971

   Long-term liabilities:
     Notes and debentures                                      717,114        749,008
     Other long-term liabilities                               215,795        210,846
       Total long-term liabilities                             932,909        959,854

   Deferred income taxes                                       198,398        198,398

   Shareholders' equity:
     Preferred stock                                             1,171          1,210
     Common stock                                               71,092         72,699
     Paid-in capital                                           728,681        727,285
     Cumulative translation adjustments                         (6,282)        (5,166)
     Retained earnings                                          82,695        145,085
         Total shareholders' equity                            877,357        941,113

     Total liabilities and shareholders' equity             $2,909,001     $2,884,336

   See Notes to Condensed Consolidated Financial Statements.


                                        HARCOURT GENERAL, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

      (In thousands except for per share amounts)

                                                        Six Months                Three Months
                                                      Ended April 30,            Ended April 30,
                                                       1996         1995          1996       1995
      Revenues                                   $1,542,784   $1,437,786      $844,343   $774,477

      Costs applicable to revenues                  961,367      900,488       543,127    501,791
      Selling, general and administrative
        expenses                                    498,514      456,937       263,235    234,004
      Corporate expenses                             15,840       17,420         8,437      8,402

      Operating earnings                             67,063       62,941        29,544     30,280

      Investment income                              15,423       23,757         7,249     12,634
      Interest expense                              (41,445)     (46,795)      (20,990)   (23,994)

      Earnings from continuing operations
        before income taxes                          41,041       39,903        15,803      18,920

      Income taxes                                  (13,954)     (13,567)       (5,373)    (6,184)

      Earnings from continuing operations            27,087       26,336        10,430      12,736

      Earnings (loss) from discontinued
        operations, net                                  -          (306)           -       1,498

      Net earnings                               $   27,087   $   26,030      $ 10,430   $ 14,234

      Weighted average number of common
        and common equivalent shares
        outstanding                                  73,155       79,141        72,949     78,479

      Earnings per common share:
        Earnings from continuing operations      $      .37   $      .33      $    .14   $    .16
        Earnings from discontinued
          operations, net                                -            -             -         .02
        Net earnings                             $      .37   $      .33      $    .14   $    .18

      Dividends per share:
        Common Stock                             $      .34   $      .32      $    .17   $    .16
        Class B Stock                            $     .306   $     .288      $   .153   $   .144
        Series A Stock                           $     .389   $     .367      $  .1945   $  .1835







   See Notes to Condensed Consolidated Financial Statements.

                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)

                                                                   Six Months
                                                                 Ended April 30,
                                                               1996           1995

Cash flows from operating activities:
  Net earnings from continuing operations                  $ 27,087       $ 26,336
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                         84,429         82,371
       Other items                                            1,188         (3,966)
       Changes in current assets and liabilities:
         Accounts receivable                                 29,668          9,914
         Inventories                                        (14,742)        (3,661)
         Other current assets                                (8,911)         3,440
         Current liabilities                                (24,932)       (46,644)
                                                             93,787         67,790
Discontinued operating activities                                -           4,110

Net cash provided by operating activities                    93,787         71,900

Cash flows from investing activities:
  Capital expenditures                                     (131,498)       (90,583)
  Purchase of short-term investments                       (126,196)      (273,221)
  Maturities of short-term investments                      188,332             -
  Acquisitions                                              (17,467)            -
  Other investing activities                                (25,589)            -

Net cash used by investing activities                      (112,418)      (363,804)

Cash flows from financing activities:
  Proceeds from borrowings                                  108,550         43,000
  Repayment of debt                                            (764)       (10,701)
  Repurchase of Common Stock                                (67,150)      (220,039)
  Dividends paid                                            (24,042)       (23,927)
  Other financing activities                                  1,899          2,092

Net cash provided (used) by
  financing activities                                       18,493       (209,575)

Cash and equivalents
  Decrease during the period                                   (138)      (501,479)
  Beginning balance                                         363,750        819,659

  Ending balance                                           $363,612       $318,180






   See Notes to Condensed Consolidated Financial Statements.

                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Basis of presentation

    The condensed consolidated financial statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The April 30, l996 condensed consolidated financial statements include the January 27, l996 condensed consolidated financial statements of The Neiman Marcus Group, Inc. (NMG). NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934. The Company owns approximately 59% of the common stock and 67% of the fully-converted equity of NMG.

    The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.  Discontinued operations

    On June  30, 1995,  NMG sold its  Contempo Casuals operations  to The  Wet
    Seal, Inc.    The condensed  consolidated financial  statements have  been restated to present Contempo Casuals as a discontinued operation.

    Revenues  applicable   to  discontinued  Contempo  operations  were  $69.1
    million and $126.4 million for the thirteen and twenty-six week periods ended January 28, 1995.

3.  Stock purchase programs

    In April 1995, the Company completed a "Dutch Auction" tender offer and purchased approximately 5.4 million shares of the Company's Common Stock at $40.50 per share.

    In May 1995, the Company's Board of Directors authorized the purchase of up to 2.5 million shares of the Company's Common Stock on the open market. In March 1996, the Company's Board of Directors authorized an increase in the open market stock purchase program to 3.5 million shares of the Company's Common Stock. During the six months ended April 30, 1996, the Company purchased approximately 1.7 million shares at an average price of $39.18 per share under this buyback program.

                                        HARCOURT GENERAL, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND RESULTS OF OPERATIONS

                                         Results of Operations


The following table illustrates revenues and operating earnings (loss) from continuing operations by business segment.
                                Six Months Ended April 30,   Three Months Ended April 30,
   (In thousands)                      1996          1995            1996           1995
     Publishing                  $  362,632    $  321,986       $ 185,604     $  153,496
     Specialty retailing          1,115,322     1,051,858         625,424        589,536
     Professional services           64,830        63,942          33,315         31,445
       Total revenues            $1,542,784    $1,437,786       $ 844,343       $774,477

   Operating earnings (loss):
     Publishing                 ($   26,283)  ($   32,189)     ($  14,949)     ($ 20,288)
     Specialty retailing            101,325       105,491          48,583         56,049
     Professional services            7,861         7,059           4,347          2,921
     Corporate expenses             (15,840)      (17,420)         (8,437)        (8,402)
       Total operating earnings  $   67,063    $   62,941      $   29,544       $ 30,280

   Six Months Ended April 30, l996 Compared to Six Months Ended April 30, l995

Publishing

Publishing revenues for the six months ended April 30, l996 increased 12.6% to $362.6 million from $322.0 million in the six months ended April 30, l995. The increase was primarily attributable to higher testing program revenues and sales of elementary reading, science and math programs at the Company's educational publishing group, and higher revenues at the scientific, technical, medical and professional (STMP) publishing group. The testing program revenue growth was primarily a result of the Assessment Systems, Inc.
(ASI) acquisition completed in the third quarter of fiscal 1995, while the STMP revenue growth reflects both increased book and journal sales at W.B. Saunders as well as revenue increases due to the acquisition of International Medical News Group (IMNG) in the first quarter of fiscal 1996.

The publishing operating loss decreased $5.9 million or 18.3% compared with the same period last year. The decrease was primarily due to improved earnings at the STMP publishing group, which resulted from higher sales volume and reduced plate amortization costs. The operating loss at the educational publishing group was reduced slightly, as sales volume increases were largely offset by higher administrative and editorial expenses, related in part to the operations of ASI.

Specialty Retailing

Specialty retailing results are reported with a lag of one quarter. Accordingly, the operating results of The Neiman Marcus Group, Inc. (NMG) for the twenty-six weeks ended January 27, 1996 are consolidated with the operating results of the Company for the six months ended April 30, 1996.

In June 1995, NMG sold its Contempo Casuals subsidiary to The Wet Seal, Inc. NMG's fiscal 1995 results have been restated to present Contempo Casuals as a discontinued operation.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Specialty Retailing (Continued)

Revenues in the twenty-six weeks ended January 27, 1996 increased $63.5 million or 6.0% over revenues in the twenty-six weeks ended January 28, l995. The increase in revenues was primarily due both to a 3.8% comparative sales increase and the opening of a new Neiman Marcus store in Short Hills, New Jersey in August 1995.

Operating earnings decreased 3.9% to $101.3 million as a result of a $9.6 million reduction in finance charge income related to the securitization of NMG's credit card receivables in March 1995 and higher markdowns during the holiday selling season, partially offset by higher sales volume.

Professional Services

Professional services revenues increased 1.4% to $64.8 million compared to the
same period  last year.   The increase was primarily  due to higher  volume in
executive outplacement programs.

Professional services operating earnings increased 11.4% in 1996 compared to the same six month period last year, primarily due to higher revenues and essentially unchanged operating expenses.

Investment Income

Investment income decreased $8.3 million to $15.4 million compared to the same six month period in 1995. The decrease was due to a reduction in the portfolio balance as a result of the Company's common stock purchase program which commenced in April 1995 and, to a lesser extent, a lower rate of return on portfolio assets.

Interest Expense

Interest expense decreased $5.4 million to  $41.4 million from the same period
last year.   The decrease was primarily  due to the use  of NMG securitization proceeds to pay down outstanding NMG bank debt.

Income Tax Expense

The Company's effective tax rate is estimated to be 34.0% in fiscal l996, unchanged from fiscal 1995.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Three Months Ended April 30, 1996 Compared to Three Months Ended April 30, 1995


Publishing

Publishing revenues increased 20.9% to $185.6 million compared to the same period last year. The increase was primarily due to higher sales volume at both the educational and STMP publishing groups. The educational publishing group increase was primarily a result of higher testing program revenues primarily due to the acquisition of ASI and early sales of elementary reading, science and math programs. STMP revenues increased primarily as a result of the IMNG acquisition and higher sales volume of books and journals at W. B. Saunders.

The publishing operating loss decreased by $5.3 million or 26.3% compared to the same period last year. The operating loss was reduced primarily because of significantly improved earnings at the STMP publishing group, resulting from higher sales volume, reduced plate amortization costs, and reduced operating expenses as a percentage of revenues.

Specialty Retailing

Specialty retailing results are reported with a lag of one quarter. The operating results of NMG for the thirteen weeks ended January 27, 1996 are consolidated with the operating results of the Company for the three months ended April 30, 1996.

Revenues in the  thirteen weeks  ended January  27, l996  increased 6.1%  over revenues in the thirteen weeks ended January 28, l995. A 3.8% comparable sales increase and the opening of a new Neiman Marcus store in Short Hills, New Jersey in August 1995 contributed to the improvement.

Operating earnings decreased 13.3%, resulting principally from a reduction in finance charge income and higher markdowns. The reduction in finance charge income resulted from the securitization of the credit card receivables of NMG in March 1995.

Professional Services

Professional  services revenues increased $1.9 million to $33.3 million in the
1996  second  quarter  from $31.4  million  in 1995.    The  increase resulted
primarily from higher volume in executive outplacement programs.

Professional services operating earnings increased $1.4 million or 48.8% compared to the same period in the prior year, principally due to higher revenues and proportionately lower operating expenses.

Investment Income

Investment income decreased $5.4 million to $7.2 million in 1996 compared to the same 1995 quarter. The decrease was due to a reduction in the portfolio balance as a result of the Company s common stock purchase program and a lower rate of return on portfolio assets.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Three Months Ended April 30, 1996 Compared to Three Months Ended April 30,1995

Interest Expense

Interest expense decreased $3.0 million compared to the same period last year primarily due to lower NMG debt balances as a result of the securitization of NMG's credit card receivables in March 1995.

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

During the period the Company had sufficient cash flows to fund its working capital, capital expenditures and dividend requirements. Cash provided by operating activities for the six months ended April 30, l996 was $93.8 million. The publishing and professional services business segments provided $109.9 million of cash from operations while NMG's operations used $16.1 million.

Net earnings from continuing operations before depreciation and amortization provided cash of $111.5 million while changes in working capital and other items used cash of $17.7 million. The primary items affecting working capital were decreases in accounts receivable ($29.7 million) and current liabilities ($24.9 million) and an increase in inventories ($14.7 million).

Cash flows used by investing activities were $112.4 million. The Company's investing activities included capital expenditures totaling $131.5 million. Publishing capital expenditures in the six month period ended April 30, 1996 totaled $76.3 million and were related principally to expenditures for prepublication costs. Capital expenditures in the publishing business are expected to approximate $170.0 million in fiscal 1996. Specialty retailing capital expenditures in the 1996 period totaled $53.0 million and were primarily related to existing store renovations and the construction of new stores in King of Prussia, Pennsylvania and Paramus, New Jersey and a new national distribution center for Neiman Marcus Stores in Longview, Texas. Capital expenditures for NMG in fiscal 1996 are expected to approximate $100.0 million.

During the six months ended April 30, 1996, $188.3 million of short-term investments matured, and the Company purchased $126.2 million of short-term investments. These investments are highly liquid and consist primarily of high quality commercial paper, certificates of deposit, corporate debt securities and U.S. Government securities. In November 1995, the Company acquired 831,400 shares of NMG common stock in a privately negotiated transaction at $18.75 per share. In May 1996, the Company acquired an additional 300,000 shares of NMG common stock in a privately negotiated transaction at $24.13 per share.

Financing  activities  primarily  reflect  the  payment  of  $24.0  million in dividends and the purchase of approximately 1.7 million shares of the Company's common stock for $67.2 million on the open market at an average price of $39.18 per share. NMG's financing activities primarily reflect additional borrowings of $107.9 million under its revolving credit agreements. NMG eliminated its quarterly cash dividend on common stock beginning with its third quarter of fiscal 1995. Elimination of this dividend conserves approximately $7.6 million of NMG's cash annually. At April 30, 1996, the Company's consolidated long-term liabilities totaled $932.9 million. That amount includes approximately $238.0 million of NMG long-term liabilities, which are not guaranteed by the Company.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                  Liquidity and Capital Resources (Continued)


At April 30, 1996, the Company had the entire $400 million available under its revolving credit agreement with thirteen banks. The Company's revolving credit agreement expires in December 1999. At January 27, 1996, NMG had $330 million available under its revolving credit facility, which expires in April 2000.

The Company believes its cash on hand, cash generated from operations and its debt capacity will be sufficient to fund its planned capital growth as well as its operating working capital and dividend requirements.

                            HARCOURT GENERAL, INC.

                                    PART II

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual  Meeting of  Stockholders  was held  on March  8, 1996.    The
     following matters were voted upon at the meeting:

     1. Election of the following individuals as Class C Directors for a term of three years:

         Brian J. Knez                            Jeffrey R. Lurie

         For          63,033,235                  For         63,037,435
         Withheld        464,805                  Withheld       460,605

         Lynn Morley Martin                       Paula Stern

         For          63,121,249                  For         63,119,339
         Withheld        376,791                  Withheld       378,701

         Clifton R. Wharton, Jr.

         For          63,094,379
         Withheld        403,661

     2. Election of the following individual as a Class A Director for a term of one year to coincide with the terms of the other Class A directors.

         Gary L. Countryman

         For          63,121,774
         Withheld        376,266

     3. Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1996 fiscal year.

         For          63,364,748
         Against          52,609
         Abstain          80,683
         Non-Voting            0


Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits.

                  11.1 Computation of weighted average number of shares outstanding used in determining primary and fully diluted earnings per share.

                  27.1   Financial data schedule

         (b)    Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended April 30, 1996.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  HARCOURT GENERAL, INC.



Date: June 12, 1996                               s/John R. Cook
                                                  John R. Cook
                                                  Senior Vice President and
                                                  Chief Financial Officer



Date: June 12, 1996                               s/Stephen C. Richards
                                                  Stephen C. Richards
                                                  Vice President and Controller
                                                  Principal Accounting Officer