Form 10-Q
period 1996-07-31
HARCOURT GENERAL INC
filed 1996-09-13
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended             July 31, 1996



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


            YES    X            NO



As of September 10, 1996, the number of shares outstanding of each of the issuer's classes of common stock was:

           Class                                           Shares Outstanding
  Common Stock, $1 Par Value                                      51,061,435
  Class B Stock, $1 Par Value                                     20,051,192

                            HARCOURT GENERAL, INC.


                                   I N D E X



Part I. Financial Information                                      Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of July 31, 1996
              and October 31, 1995                                          1

            Condensed Consolidated Statements of Earnings for the Nine
              and Three Months Ended July 31, 1996 and 1995                 2

            Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended July 31, 1996 and 1995                           3

            Notes to Condensed Consolidated Financial Statements            4

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   5-9




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                               10

Signatures                                                                 11

Exhibit 11.1                                                               12

Exhibit 27.1                                                               13


                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

(In thousands)                                               July 31,    October 31,
                                                                 1996           1995
Assets
Current assets:
  Cash and equivalents                                     $  315,909    $   363,750
  Short-term investments                                      124,745        243,073
  Accounts receivable, net                                    477,495        372,700
  Inventories                                                 573,852        495,222
  Deferred income taxes                                        79,083         79,083
  Other current assets                                         71,967         55,970
    Total current assets                                    1,643,051      1,609,798

Property and equipment, net                                   571,883        540,347

Other assets:
  Prepublication costs, net                                   202,763        164,449
  Intangible assets, net                                      469,542        442,566
  Other                                                       147,179        127,176
    Total other assets                                        819,484        734,191

    Total assets                                           $3,034,418     $2,884,336

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                                  $  159,942     $   15,484
  Accounts payable                                            280,969        284,481
  Accrued liabilities                                         324,220        334,479
  Taxes payable                                                62,579         58,104
  Other current liabilities                                    79,814         52,423
    Total current liabilities                                 907,524        744,971

Long-term liabilities:
  Notes and debentures                                        739,253        789,008
  Other long-term liabilities                                 218,649        210,846
    Total long-term liabilities                               957,902        999,854

Deferred income taxes                                         198,398        198,398

Shareholders' equity:
  Preferred stock                                               1,162          1,210
  Common stock                                                 71,108         72,699
  Paid-in capital                                             728,795        727,285
  Cumulative translation adjustments                           (6,458)        (5,166)
  Retained earnings                                           175,987        145,085
      Total shareholders' equity                              970,594        941,113

  Total liabilities and shareholders' equity               $3,034,418     $2,884,336



        See Notes to Condensed Consolidated Financial Statements.



                                        HARCOURT GENERAL, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

      (In thousands except for per share amounts)       Nine Months            Three Months
                                                       Ended July 31,         Ended July 31,
                                                       1996         1995        1996       1995

      Revenues                                   $2,421,996   $2,251,041   $ 879,212   $813,255

      Costs applicable to revenues                1,421,773    1,325,425     460,406    424,937
      Selling, general and administrative
        expenses                                    735,140      678,353     236,626    221,416
      Corporate expenses                             23,627       25,356       7,787      7,936

      Operating earnings                            241,456      221,907     174,393    158,966

      Investment income                              20,957       31,955       5,534      8,198
      Interest expense                              (61,876)     (68,577)    (20,431)   (21,782)

      Earnings from continuing operations
        before income taxes                         200,537      185,285     159,496    145,382
      Income taxes                                  (68,183)     (62,997)    (54,229)   (49,430)

      Earnings from continuing operations           132,354      122,288     105,267     95,952

      Loss from discontinued
        operations, net                                  -       (11,727)         -     (11,421)

      Net earnings                               $  132,354   $  110,561   $ 105,267   $ 84,531


      Weighted average number of common
        and common equivalent shares
        outstanding                                  72,832       77,557      72,578     74,391


      Earnings per common share:

        Earnings from continuing operations      $     1.82   $     1.58   $    1.45   $   1.29
        Loss from discontinued
          operations, net                                -          (.15)         -        (.15)

        Net earnings                             $     1.82   $     1.43   $    1.45   $   1.14


      Dividends per share:
        Common Stock                             $      .51   $      .48   $     .17   $    .16
        Class B Stock                            $     .459   $     .432   $    .153   $   .144
        Series A Stock                           $    .5835   $    .5505   $   .1945   $  .1835





        See Notes to Condensed Consolidated Financial Statements.



                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


(In thousands)                                                     Nine Months
                                                                 Ended July 31,
                                                               1996           1995
Cash flows from operating activities:
  Net earnings from continuing operations                  $132,354       $122,288
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                        127,706        122,470
       Other items                                            3,592         (1,455)
       Changes in current assets and liabilities:
         Accounts receivable                               (105,318)      (116,849)
         Inventories                                        (78,633)       (64,981)
         Other current assets                                (1,410)         7,713
         Current liabilities                                 18,889           (921)
                                                             97,180         68,265
Discontinued operating activities                                -             934

Net cash provided by operating activities                    97,180         69,199

Cash flows from investing activities:
  Capital expenditures                                     (184,799)      (147,275)
  Purchase of short-term investments                       (140,755)      (297,847)
  Maturities of short-term investments                      244,470             -
  Acquisitions                                              (19,197)       (41,250)
  Other investing activities                                (35,619)           295


Net cash used for investing activities                     (135,900)      (486,077)

Cash flows from financing activities:
  Proceeds from borrowings                                   93,250         47,665
  Repayment of debt                                          (1,088)      (246,961)
  Repurchase of Common Stock                                (67,150)      (220,039)
  Proceeds from receivables securitization                       -         245,965
  Dividends paid                                            (36,016)       (35,468)
  Other financing activities                                  1,883            757


Net cash used for financing activities                       (9,121)      (208,081)

Cash and equivalents:
  Decrease during the period                                (47,841)      (624,959)
  Beginning balance                                         363,750        819,659

  Ending balance                                           $315,909       $194,700






        See Notes to Condensed Consolidated Financial Statements.


                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Basis of presentation

    The condensed consolidated financial statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The July 31, 1996 condensed consolidated financial statements include the April 27, 1996 condensed consolidated financial statements of The Neiman Marcus Group, Inc. (NMG). NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934. The Company owns approximately 59% of the common stock of NMG. See Note 4 below.

    The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.  Discontinued operations

    On June 30,  1995, NMG sold  its Contempo  Casuals operations  to The  Wet
    Seal, Inc. Revenues applicable to the discontinued Contempo Casuals operations were $47.9 million and $174.3 million for the thirteen and the thirty-nine week periods ended April 29, 1995. The losses from discontinued operations recorded in the thirteen and thirty-nine week periods ended April 29, 1995 are net of applicable income tax benefits of $8.2 million and $8.4 million, respectively.

3.  Stock purchase programs

    In April 1995, the Company completed a "Dutch Auction" tender offer and purchased approximately 5.4 million shares of the Company's Common Stock at $40.50 per share.

    In May 1995, the Company's Board of Directors authorized the purchase of up to 2.5 million shares of the Company's Common Stock on the open market. In March 1996, the Company's Board of Directors authorized an increase in the open market stock purchase program to 3.5 million shares of the Company's Common Stock. During the nine months ended July 31, 1996, the Company purchased approximately 1.7 million shares at an average price of $39.18 per share under this buyback program.

4.  NMG public offering

    On September 11, 1996, NMG filed with the Securities and Exchange Commission a Registration Statement for a public offering of NMG's common stock. If the offering and related transactions are completed as described in the Registration Statement, NMG will use all of the net cash proceeds from the offering, together with shares of its common stock and borrowings under its revolving credit agreement, to purchase from the Company all of the NMG preferred stock held by the Company. The aggregate consideration which the Company will receive for its NMG preferred stock will be approximately $416.4 million consisting of $135 million in NMG common stock valued at the public offering price and the remainder in cash. At the conclusion of the offering and the related transactions, the Company's cash will be increased by the cash portion of the consideration received for its NMG preferred stock, less applicable taxes, and no gain or loss will be recognized. The Company will still own a majority of the outstanding NMG common stock, and NMG will not have any preferred stock outstanding.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             Results of Operations

The following table illustrates revenues and operating earnings from continuing operations by business segment.

                                Nine Months Ended July 31,   Three Months Ended July 31,
   (In thousands)                      1996          1995             1996         1995
   Revenues:
     Publishing                  $  739,763    $  687,516         $377,131     $365,530
     Specialty retailing          1,589,381     1,467,604          474,059      415,746
     Professional services           92,852        95,921           28,022       31,979
       Total revenues            $2,421,996    $2,251,041         $879,212     $813,255

   Operating earnings:
     Publishing                  $  113,601    $  101,659         $139,884     $133,848
     Specialty retailing            142,980       135,504           41,655       30,013
     Professional services            8,502        10,100              641        3,041
     Corporate expenses             (23,627)      (25,356)          (7,787)      (7,936)
       Total operating earnings  $  241,456    $  221,907         $174,393     $158,966

   Nine Months Ended July 31, 1996 Compared To Nine Months Ended July 31, 1995

   Publishing

   Publishing revenues for the nine months ended July 31, 1996 increased 7.6% to $739.8 million from $687.5 million for the nine months ended
   July 31, 1995.   The increase was primarily attributable  to higher testing program and college publishing revenues, offset in part by decreased elementary program revenues, at the Company's educational publishing group, and significantly higher revenues at the scientific, technical, medical and professional (STMP) publishing group. The testing program revenue growth was primarily a result of the acquisition of Assessment Systems, Inc. in the third quarter of 1995, while the decline in elementary publishing revenues reflects fewer adoption opportunities in comparison to 1995. STMP revenue growth reflects both increased book and journal sales at W.B. Saunders as well as revenue increases due to the acquisition of International Medical News Group (IMNG) in the first quarter of 1996.

   Publishing operating earnings increased 11.7% compared with the same period last year. STMP operating earnings, specifically at W.B. Saunders and Academic Press, were significantly higher than those of the prior year due to higher sales volume of W.B. Saunders books, W.B. Saunders and Academic Press journals, and lower selling, general and administrative expenses as a percentage of revenues. Operating earnings for the educational publishing group decreased in comparison to the same period last year primarily
   as  a  result  of  expected  lower   sales  volume  and  increased  sample
   an  administrative costs.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Specialty Retailing

Specialty retailing results are reported with a lag of one quarter. Accordingly, the operating results of The Neiman Marcus Group, Inc. (NMG) for the thirty-nine weeks ended April 27, 1996 are consolidated with the Company's operating results for the nine months ended July 31, 1996.

In June 1995, NMG sold its Contempo Casuals operations to The Wet Seal, Inc. Revenues in the thirty-nine weeks ended April 27, l996 increased 8.3% over revenues in the thirty-nine weeks ended April 29, 1995. Comparative sales for the period increased 5.3%. Neiman Marcus store openings in Short Hills, New Jersey in August 1995 and King of Prussia, Pennsylvania in February 1996 also contributed to the overall increase in revenues.

NMG's operating earnings increased 5.5% to $143.0 million in the thirty-nine week period ended April 27, 1996 compared to $135.5 million in 1995. An $11.9 million reduction in finance charge income related to the securitization of NMG s credit card receivables in March 1995 was offset by higher operating earnings resulting from increased sales volume at Neiman Marcus Stores and NM Direct in comparison to the prior year.

Professional Services

Professional services revenues decreased 3.2% to $92.9 million from $95.9 million in the same period last year. The decrease was primarily due to lower volume in group outplacement programs.

Professional services operating earnings decreased $1.6 million to $8.5 million compared with the same 1995 period. The decrease was primarily attributable to the lower sales volume, offset in part by lower operating expenses as a percentage of revenues.

Investment Income

Investment income decreased $11.0 million to $21.0 million compared to the same nine month period in 1995. The decrease was due to a reduction in the average portfolio balance primarily as a result of the Company s common stock purchase program which commenced in April 1995 and, to a lesser extent, a lower rate of return on portfolio assets.

Interest Expense

Interest expense decreased 9.8% to $61.9 million from $68.6 million in the comparable period last year. The decrease was primarily due to the use of NMG securitization proceeds to pay down outstanding NMG bank debt.

Income Tax Expense

The Company's effective tax rate is estimated to be 34.0% in fiscal 1996, unchanged from fiscal 1995.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

      Quarter Ended July 31, 1996 Compared to Quarter Ended July 31, 1995

Publishing

Publishing revenues increased by $11.6 million or 3.2% for the three months ended July 31, 1996 compared to the same period last year. Substantially higher revenues at STMP were partially offset by decreased sales volume at the educational publishing group and in international sales. STMP revenues increased primarily as a result of higher book sales at W.B. Saunders and the IMNG acquisition. At the educational publishing group, anticipated volume decreases in sales of elementary programs resulting from fewer adoption opportunities outweighed the revenue increases of the college and testing program businesses.

Operating earnings increased by $6.0 million or 4.5% compared to the same period last year. The improvement was attributable to higher sales volume and lower selling and marketing costs as a percentage of revenues at W.B. Saunders and improved gross margins and volume at Academic Press. These increases at STMP were partially offset by a decline in operating earnings at the educational publishing group which primarily related to the lower sales volume.

Specialty Retailing

Results of NMG are reported with a lag of one quarter. Accordingly, NMG's operating results for its quarter ended April 27, 1996 are consolidated with the Company's operating results for the quarter ended July 31, 1996.

Revenues in  the thirteen  weeks ended  April 27,  l996  increased 14.0%  over revenues in the thirteen weeks ended April 29, 1995. Comparative sales for the period increased 9.2%. New Neiman Marcus stores in Short Hills, New Jersey and King of Prussia, Pennsylvania also contributed to the higher revenues.

Operating earnings increased 38.8% to $41.7 million in the thirteen week period ended April 27, 1996 compared to $30.0 million in 1995. The increase was primarily a result of the higher sales volume, and significantly improved operating margins at NM Direct related to comparatively lower circulation costs in 1996.

Professional Services

Professional  services revenues decreased 12.4%  to $28.0 million  in the 1996
third quarter  from $32.0 million  in the  1995 third quarter.   The  decrease
resulted from lower volume in both group and executive outplacement programs.

Professional services operating earnings decreased $2.4 million to $.6 million compared to the same period in the prior year. The decrease was primarily due to the lower sales volume.

Investment Income

Investment income decreased $2.7 million to $5.5 million compared with the same period last year, due primarily to a lower average portfolio balance as a result of the Company s common stock repurchase program.

Interest Expense

Interest expense decreased 6.2% to $20.4 million compared to  $21.8 million in
last  year's  third quarter.    The  decrease resulted  from  the  use of  NMG
securitization proceeds to pay down outstanding NMG bank debt.

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

During the nine months ended July 31, l996, the Company had sufficient cash flows to fund working capital, capital expenditures and dividend requirements. Cash provided by operating activities for the period was $97.2 million. The publishing and professional services business segments provided $101.2 million of cash from operations while NMG's operations used $4.0 million.

Net earnings from continuing operations before depreciation and amortization provided cash of $260.1 million while changes in working capital and other items used cash of $162.9 million. The primary items affecting working capital were increases in accounts receivable of $105.3 million and inventories of $78.6 million, due to higher sales volume and the opening of two new Neiman Marcus stores during the period.

The Company's capital expenditures totaled $184.8 million in the nine months ended July 31, 1996. Publishing capital expenditures were $111.7 million and related principally to expenditures for prepublication costs. The Company expects capital expenditures in the publishing business to approximate $170.0 million in fiscal 1996. Specialty retailing capital expenditures in the 1996 period totaled $70.8 million and primarily related to the construction of three new stores, a new distribution and service center and existing store renovations. NMG s capital expenditures in fiscal 1996 were $85.7 million.

During the nine months ended July 31, 1996, $244.5 million of short-term investments matured, and the Company purchased $140.8 million of short-term investments. These investments are highly liquid and consist of high quality commercial paper, certificates of deposit, corporate debt securities and U.S. Government securities. In November 1995, the Company acquired 831,400 shares of NMG common stock in a privately negotiated transaction at $18.75 per share. In May 1996, the Company acquired an additional 300,000 shares of NMG common stock in a privately negotiated transaction at $24.13 per share.

Financing  activities  primarily  reflect  the  payment of  $36.0  million  in dividends and the purchase of approximately 1.7 million shares of the Company's common stock for $67.2 million on the open market at an average price of $39.18 per share. NMG's financing activities reflect additional borrowings of $93.3 million under its revolving credit agreements. NMG eliminated  its quarterly  cash dividend  on common  stock beginning  with its
third  quarter of  fiscal  1995.    Elimination  of  this  dividend  conserves
approximately $7.6 million of NMG's cash annually. At July 31, 1996, the Company's consolidated long-term liabilities totaled $957.9 million. That amount includes approximately $385.0 million of NMG long-term liabilities, which are not guaranteed by the Company.

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                  Liquidity and Capital Resources (Continued)

At July 31, 1996, the Company had available the entire $400 million under its revolving credit agreement with thirteen banks. The Company's revolving credit agreement expires in December 1999. At April 27, 1996, NMG had $355 million available under its revolving credit facility, which expires in April 2000.

The Company believes its cash on hand, cash generated from operations and its debt capacity will be sufficient to fund its planned capital growth as well as its working capital and dividend requirements.

                                    PART II





Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

                11.1   Computation  of  weighted  average   number  of  shares
                       outstanding used in determining primary and fully diluted earnings per share.

                27.1   Financial data schedule


         (b)  Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the quarter ended July 31, 1996.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    HARCOURT GENERAL, INC.



Date:     September 13, 1996          s/John R. Cook
                                    John R. Cook
                                    Senior Vice President and
                                    Chief Financial Officer



Date:     September 13, 1996          s/Stephen C. Richards
                                    Stephen C. Richards
                                    Vice President and Controller
                                    Principal Accounting Officer