Form 10-K
period 1996-10-31
HARCOURT GENERAL INC
filed 1997-01-28
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended October 31, 1996

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

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

           The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,367,314,577 on January 16, 1997.

           There were 50,827,141 shares of Common Stock, 20,024,090 shares of Class B Stock and 1,146,061 shares of Series A Cumulative Convertible Stock outstanding as of January 16, 1997.

                            ______________________


                      Documents Incorporated by Reference

           Portions of the Company's 1996 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on March 14, 1997 are incorporated by reference in Part III of this Report.

                            HARCOURT GENERAL, INC.

                          ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                               TABLE OF CONTENTS

PART I                                                                Page No.

           Item 1.  Business                                             1
           Item 2.  Properties                                           5
           Item 3.  Legal Proceedings                                    7
           Item 4.  Submission of Matters to a Vote of Security          7
                       Holders
PART II

           Item 5.  Market for the Registrant's Common Equity            7
                      and Related Stockholder Matters
           Item 6.  Selected Financial Data                              7
           Item 7.  Management's Discussion and Analysis of              8
                       Financial Condition and Results of Operations
           Item 8.  Financial Statements and Supplementary Data          8
           Item 9.  Changes in and Disagreements with Accountants        8
                       on Accounting and Financial Disclosure

PART III

           Item 10. Directors and Executive Officers of the Registrant   8
           Item 11. Executive Compensation                              10
           Item 12. Security Ownership of Certain Beneficial            10
                       Owners and Management
           Item 13. Certain Relationships and Related Transactions      10

PART IV

           Item 14. Exhibits, Financial Statement Schedules             11
                       and Reports on Form 8-K

Signatures                                                              13

                                    PART I

ITEM 1.     BUSINESS


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

         Educational Publishing. The educational publishing group includes the operations of Harcourt Brace School; Holt, Rinehart and Winston; Harcourt Brace College and The Psychological Corporation. Harcourt Brace School publishes textbooks and related instructional materials for kindergarten through grade 8. Holt, Rinehart and Winston publishes instructional materials for grades 7 through 12. Harcourt Brace College publishes books and other materials for the college and university market under the Harcourt Brace, Saunders and Dryden Press imprints. The Psychological Corporation provides tests and related products and services for educational, psychological, clinical and professional assessment and, through its subsidiary Assessment Systems, provides computerized tests for business and professional credentialing and licensing.

         Scientific, Technical, Medical and Professional Publishing. The scientific, technical, medical and professional publishing group includes the operations of Academic Press, W.B. Saunders, Harcourt Brace Professional Publishing and Harcourt Brace Legal and Professional Publishing. Academic Press publishes scholarly books and journals in the life, physical, social and computer sciences, which are sold in the United States and abroad. W.B. Saunders publishes books and periodicals in the health sciences, which are sold in the United States and abroad, and, through its International Medical News Group division, which was acquired in January 1996, publishes advertising-based newspapers for physicians. Harcourt Brace Professional Publishing publishes reference guides and newsletters for certified public accountants and tax professionals. Harcourt Brace Legal and Professional Publishing conducts review courses under the BAR/BRI name for individuals preparing for bar examinations, as well as review courses for CPA accreditation and graduate school entrance examinations.

         International Publishing. Most of the operations of Harcourt Brace are in the United States, but Harcourt Brace also has international publishing operations headquartered in London with offices in Europe, Canada, Mexico, Latin America, Asia, Australia and New Zealand. The international business of Harcourt Brace consists both of distributing English language products and adaptations in international markets as well as publishing translations and indigenous materials in those markets.

         In September 1996, Harcourt Brace acquired the exclusive rights to market and sell the professional medical publications of Mosby-Year Book ("Mosby") and certain of its affiliates in most parts of the world outside of the United States. Harcourt Brace also publishes original Spanish language health science publications and Spanish translations of English language health science publications through a subsidiary acquired in November 1996. In addition, in November 1996 Harcourt Brace acquired the rights to translate the professional health care related publications of Mosby and its United Kingdom affiliate into Spanish and to sell such translations worldwide.

         Trade Publishing. The Harcourt Brace trade division publishes children's books, general adult fiction and nonfiction hardcover books, and trade paperbacks under the Harvest imprint.

         Competition

         Numerous companies compete in all of the markets in which the Harcourt Brace businesses operate. The Company believes that the principal competitive factors in connection with the sales of the publications and services of these businesses are the quality of such publications and services and customer service. The principal competitive factors in obtaining the publishing rights which are the foundation for the quality of its publications are the reputation of the Company and its financial resources, editorial and marketing skills and distribution capabilities.

B.       Specialty Retailing

         The Company owns approximately 53% of the outstanding equity of The Neiman Marcus Group, Inc. ("NMG"), which operates Neiman Marcus Stores, Bergdorf Goodman and NM Direct.

         NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On September 20, 1996, NMG filed an Annual Report on Form 10-K with respect to its fiscal year ended August 3, 1996. Following is a brief description of the businesses of NMG.
For further information with respect to NMG, reference may be made to the NMG Annual Report on Form 10-K and to subsequent reports and other information which may be filed by NMG from time to time with the Securities and Exchange Commission (the "SEC").

         Neiman Marcus Stores

         Neiman Marcus Stores is a high fashion specialty retailer which offers women's and men's apparel, fashion accessories, shoes, cosmetics, furs, precious jewelry, decorative home accessories, fine china, crystal and silver, gourmet food products and children's apparel and gift items. As of October 31, 1996, Neiman Marcus operated 30 stores in 27 cities. The average Neiman Marcus store size is 142,000 gross square feet and the stores range in size from 90,000 gross square feet to 269,000 gross square feet.

         Neiman Marcus opened new stores in Short Hills, New Jersey in August 1995, King of Prussia, Pennsylvania in February 1996 and Paramus, New Jersey in August 1996. Neiman Marcus plans to open a new store in Honolulu, Hawaii, in August 1998. In addition, in January 1996, Neiman Marcus Stores commenced operations at its new 465,000 square foot National Service Center located in Longview, Texas, which consolidated the distribution operations for those Neiman Marcus stores which previously had been handled by several separate facilities in the Dallas area.

         Bergdorf Goodman

         Bergdorf Goodman is a high fashion, exclusive retailer of high quality women's and men's apparel, fashion accessories, precious jewelry, decorative home accessories, gifts and gourmet foods. It operates two leased stores on Fifth Avenue and 58th Street in New York City. The main store, consisting of 250,000 gross square feet, is dedicated to women's apparel and accessories, home furnishings and gifts. Bergdorf Goodman Men consists of 66,000 gross square feet and is dedicated to men's apparel and accessories. Bergdorf Goodman has an important direct marketing business which is operated by NM Direct.

         NM Direct

         NM Direct operates an upscale direct marketing business, which primarily offers apparel under the Neiman Marcus name and, through its Horchow catalog, offers hard goods such as home furnishings and decorative accessories to its domestic and international customers. NM Direct also offers a broad range of more moderately priced items through its Trifles and Grand Finale catalogues and publishes annually the world famous Neiman Marcus Christmas Catalogue.

         Competition

         The specialty retail industry is highly competitive and fragmented. Moreover, NMG's apparel business is especially dependent upon its designer resources. NMG competes with large specialty retailers, traditional and better department stores, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms.

         NMG competes for customers principally on the basis of quality, assortment and presentation of merchandise, customer service, sales and marketing programs and value. In addition, NMG competes for quality merchandise principally based on relationships with designer resources and purchasing power. Neiman Marcus Stores and Bergdorf Goodman also compete for customers on the basis of store ambiance, and for real estate opportunities principally on the basis of their ability to attract customers. NM Direct competes principally on the basis of quality, assortment and presentation of merchandise, customer service, price and speed of delivery.

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

E.       Certain Additional Information

         1.    Employees

                                                                Percentage of Employees
                                                 Number of      of Each Operating Unit
                                Number of      Employees Who     Covered by Collective
                                Employees      Are Part-Time     Bargaining Agreements

Harcourt Brace                    4,900             80                None
 & Company

The Neiman
  Marcus Group                   15,000          4,700                1.0%

Drake Beam Morin                    890            390                None

Corporate                           100           None                None

          The figures in the above table are approximate as of October 31, 1996. The Company believes that its relations with its employees are generally good.

         2.    Capital Expenditures; Seasonality; Liquidity; Capital Resources

         For a review of the Company's financial results for fiscal 1996, including information on capital expenditures, seasonality, liquidity, capital resources and other financial information, reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 23 through 26 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1996 (the "1996 Annual Report"), which information is incorporated herein.

         3.    Financial Information About Industry Segments

         The information set forth under the heading "Additional Financial Information" in Note 2 of the Notes to Consolidated Financial Statements on page 34 of the 1996 Annual Report is incorporated herein.

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

         At October 31, 1996, the office, warehouse and other facilities owned or leased by Harcourt Brace and its publishing affiliates were located in 36 states, the District of Columbia, Puerto Rico and 13 foreign countries.

         NMG's operating divisions are headquartered in leased or owned facilities in Dallas (Neiman Marcus Stores), Irving, Texas (NM Direct) and New York City (Bergdorf Goodman). At October 31, 1996, the approximate square footage used in NMG's operations was as follows:

                                            Owned
                                            Subject to
                                Owned       Ground Lease    Leased        Total

Stores ...................        348,000   1,931,000        2,297,000    4,576,000

Distribution, support
and office facilities and
clearance centers ..            1,170,000           0          634,000    1,804,000

         Leases for Neiman Marcus stores, including renewal options, range from 30 to 99 years. The lease on the Bergdorf Goodman main store expires in 2050 and the lease on the Bergdorf Goodman Men's store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals, and a majority of leases provide for additional rentals based on sales in excess of predetermined levels.

         NMG also owns approximately 50 acres of land in Las Colinas, Texas, where its NM Direct operations are located in a 705,000 square foot facility, and also owns approximately 34 acres of land in Longview, Texas where its National Service Center is located in a 465,000 square foot facility.

         NMG also operates several small clearance centers which provide an outlet for the sale of marked down merchandise from Neiman Marcus Stores, Bergdorf Goodman and NM Direct.

         At October 31, 1996, Drake Beam Morin conducted its business from 83 leased offices in the United States and 82 offices in 24 countries around the world.

         For additional information about the properties of the Company, see
Item 1 above and the information contained in Note 11 of the Notes to Consolidated Financial Statements under the heading "Leases" on page 39 of the 1996 Annual Report, which is incorporated herein.

ITEM 3.     LEGAL PROCEEDINGS

         The Company is involved in various suits and claims incidental to the ordinary course of its business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect on the financial position or continuing operations of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         The following information contained in the 1996 Annual Report is incorporated herein:

         (i) the last paragraph of Note 6 of the Notes to Consolidated Financial Statements on page 36 of the 1996 Annual Report relating to restrictions on the Company's ability to pay dividends;

         (ii) "Dividends per share" in Note 15 of the Notes to Consolidated Financial Statements on page 42 of the 1996 Annual Report; and

         (iii) "Stock Information" on page 46 of the 1996 Annual Report. In addition to the information set forth therein with respect to the Company's Common Stock and Series A Cumulative Convertible Stock, the Company's Class B Stock is subject to significant restrictions on transfer and is not listed or traded on any exchange or in any market. As of January 16, 1997, there were 1,875 record holders of Class B Stock. For further information with respect to the Class B Stock, including the ownership of 99.8% of the Class B Stock by the family of Richard A. Smith (the Chairman and Chief Executive
         Officer of the Company), reference is made to the information contained in the Company's Proxy Statement for the 1997
         Annual Meeting of Stockholders under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 6.     SELECTED FINANCIAL DATA

         The response to this Item is contained in the 1996 Annual Report under the caption "Five Year Summary" on page 44 and is incorporated herein.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         The response to this Item is contained in the 1996 Annual
Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 26 and is incorporated herein.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             A.  Directors

             The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's officers and directors is contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein.

            B.  Executive Officers

            Below is the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

Richard A. Smith - 72
          Chairman of the Company and of The Neiman Marcus Group, Inc.; Chief Executive Officer of the Company and of The Neiman Marcus Group, Inc. since January 15, 1997 and prior to December 1991; Chairman, President (until November 1, 1995) and Chief Executive
          Officer of GC Companies, Inc. since December 1993; Director of The Neiman Marcus Group, Inc., GC Companies, Inc., Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Liberty Financial Companies, Inc., and Bank of Boston Corporation and its principal subsidiary, The First National Bank of Boston. Mr. Smith is the father of Robert A. Smith and the father-in-law of Brian J. Knez, who are Presidents and Co-Chief Operating Officers and directors of the Company. Mr. Smith is the uncle of Jeffrey R. Lurie, a director of the Company.

Robert A. Smith - 37
          President and Co-Chief Operating Officer of the Company and President and Chief Operating Officer of The Neiman Marcus Group, Inc. since January 15, 1997; Group Vice President of the Company and The Neiman Marcus Group, Inc. prior thereto; President and Chief Operating Officer of GC Companies, Inc. since November 1995. Mr. Smith is the son of Richard A. Smith, Chairman and Chief Executive Officer of the Company, the brother-in-law of Brian J. Knez, who is also President and Co-Chief Operating Officer and a director of the Company, and the cousin of Jeffrey R. Lurie, a director of the Company.

Brian J. Knez - 39
          President and Co-Chief Operating Officer of the Company since January 15, 1997; President and Chief Executive Officer of Harcourt Brace & Company since May 1995; President of the Scientific, Technical, Medical and Professional Group of Harcourt Brace from 1993 to May 1995; Group Vice President of the Scientific, Technical and Medical Group of Harcourt Brace from 1991 to 1993; Mr. Knez is the son-in-law of Richard A. Smith, Chairman and Chief Executive Officer of the Company, and the brother-in-law of Robert A. Smith, who is also President and Co-Chief Operating Officer and a director of the Company.

John R. Cook - 55
          Senior Vice President and Chief Financial Officer of the Company and of The Neiman Marcus Group, Inc. since September 1992; Senior Vice President - Finance and Administration and Chief Financial Officer of NACCO Industries prior to September 1992.

Eric P. Geller - 49
          Senior Vice President and General Counsel of the Company and of The Neiman Marcus Group, Inc. since May 1992; Vice President and Associate General Counsel of the Company and of The Neiman Marcus Group, Inc. prior to May 1992; Secretary of the Company and of The Neiman Marcus Group, Inc.

Peter Farwell - 53
          Vice President - Corporate Relations of the Company and of The Neiman Marcus Group, Inc.

Paul F. Gibbons - 45
          Vice President and Treasurer of the Company and of The Neiman Marcus Group, Inc. since August 1992; Vice President - Taxation of the Company and of The Neiman Marcus Group, Inc. prior thereto.

Gerald T. Hughes - 40
          Vice President-Human Resources of the Company and of The Neiman Marcus Group, Inc. since June 1994; Associate General Counsel of the Company and of The Neiman Marcus Group, Inc. with responsibility for labor and employment matters from August 1992 to June 1994; Labor Counsel of the Company and The Neiman Marcus Group, Inc. prior thereto.

Michael F. Panutich - 48
          Vice President - General Auditor of the Company and of The Neiman Marcus Group, Inc. since June 1993; Vice President - Accounting of the Company and of The Neiman Marcus Group, Inc. prior thereto.

Stephen C. Richards - 41
          Vice President and Controller of the Company and of The Neiman Marcus Group, Inc. since June 1993; Partner, Deloitte & Touche LLP, prior thereto.

ITEM 11.    EXECUTIVE COMPENSATION

        The response to this Item is contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Directors' Compensation", "Executive Compensation" and "Transactions Involving Management" and is incorporated herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         The response to this Item is contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this Item is contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Executive
Compensation" and "Transactions Involving Management" and is incorporated herein.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

14(a)(1)    Financial Statements

            The documents listed below are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference to Item 8 hereof:


                 Consolidated Balance Sheets - October 31, 1996 and 1995.


                 Consolidated Statements of Earnings for the fiscal years ended October 31, 1996, 1995, and 1994.


                 Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1996, 1995 and 1994.


                 Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1996, 1995 and 1994.


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

14(b)  Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the quarter ended October 31, 1996.

         The Company filed a report on Form 8-K on November 25, 1996 describing in Item 2 (Acquisition or Disposition of Assets) the repurchase from the Company by NMG of all NMG's issued and outstanding preferred stocks and including pro forma financial information.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HARCOURT GENERAL, INC.


                                         By:/s/ Richard A. Smith
                                         Richard A. Smith, Chairman of the
                                         Board and Chief Executive Officer
Dated: January 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Signature                          Title                    Date

Principal Executive
Officer:


  s/Richard A. Smith            Chairman of the Board and     January 28, 1997
    Richard A. Smith            Chief Executive Officer

Principal Financial
Officer:


  s/John R. Cook                Senior Vice President and     January 28, 1997
    John R. Cook                Chief Financial Officer

Principal Accounting
Officer:


  s/Stephen C. Richards         Vice President and            January 28, 1997
    Stephen C. Richards         Controller

                                  Directors:

  s/William F. Connell                                        January 15, 1997
    William F. Connell


  s/Gary L. Countryman                                        January 28, 1997
    Gary L. Countryman


  s/Jack M. Greenberg                                         January 28, 1997
    Jack M. Greenberg


  s/Herbert W. Jarvis                                         January 28, 1997
    Herbert W. Jarvis


  s/Brian J. Knez                                             January 28, 1997
    Brian J. Knez


  s/Jeffrey R. Lurie                                          January 21, 1997
    Jeffrey R. Lurie


  s/Lynn Morley Martin                                        January 24, 1997
    Lynn Morley Martin


  s/Maurice Segall                                            January 28, 1997
    Maurice Segall


  s/Robert A. Smith                                           January 28, 1997
    Robert A. Smith


  s/Paula Stern                                               January 15, 1997
    Paula Stern


  s/Hugo Uyterhoeven                                          January 14, 1997
    Hugo Uyterhoeven


  s/Clifton R. Wharton, Jr.                                   January 28, 1997
    Clifton R. Wharton, Jr.

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

            4.2 Indenture, dated as of April 23, 1992, between the Company and Bankers Trust Company, as Trustee, relating to the Company's 8 1/4% Senior Notes Due 2002 and the Company's 8 7/8% Senior Debentures Due 2022, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3,
                     File No. 33-46148.

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

            *10.2 1981 Stock Option Plan, as amended and restated, incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987.

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

            *10.9(b) Deferred Compensation Agreement dated as of December 15,
                     1994, between the Company and Richard A. Smith, incorporated herein by reference to Exhibit 10.9(b) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

            10.10 Intercompany Services Agreement, dated as of July 24, 1987, between the Company and NMG, incorporated herein by reference to Exhibit 10.17(c) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987.

            10.11 Amended and Restated Intercompany Services Agreement dated as of November 1, 1995, between the Company and GC Companies, Inc., incorporated herein by reference to
                     Exhibit 10.11(b) of the Company s Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

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

            *10.15(c)Resignation Agreement dated as of December 17, 1996 by and between the Company and Robert J. Tarr, Jr.

            10.16 Exchange and Repurchase Agreement, incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-3 of The Neiman Marcus Group, Inc. dated
                     October 10, 1996, File No. 333-11721.

            11.1 Computation of Average Number of Shares Outstanding Used In Determining Primary and Fully Diluted Earnings Per Share.

            13.1 The following sections of the 1996 Annual Report to Stockholders ("1996 Annual Report") which are expressly incorporated by reference in this Annual Report on Form 10-K:

                        Management's Discussion and Analysis of Financial Conditions and Results of Operations at pages 23 through 26 of the 1996 Annual Report

                        Consolidated Financial Statements and the Notes thereto at pages 27 through 42 of the 1996 Annual Report

                        Independent Auditors' Report at page 43 of the 1996 Annual Report

                        The information appearing under caption "Five Year Summary" on page 44 of the 1996 Annual Report

                        The information appearing under the caption "Stock Information" on page 46 of the 1996 Annual Report.

            21.1     Subsidiaries of the Company.

            23.1     Consent of Deloitte & Touche LLP.

            27.1     Financial Data Schedule.

            __________________________

            * Exhibits filed pursuant to Item 14(c) of Form 10-K.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Harcourt General, Inc.
Chestnut Hill, Massachusetts

We have audited the consolidated financial statements of Harcourt General, Inc. and its subsidiaries (the Company) as of October 31, 1996 and 1995, and for each of the three years in the period ended October 31, 1996, and have issued our report thereon dated December 9, 1996. Such consolidated financial statements and report are included in the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the  consolidated financial  statement schedule of  Harcourt General,
Inc. and its subsidiaries, listed in Item 14(a)(2). The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 9, 1996
                                            F-1



                               HARCOURT GENERAL, INC. AND SUBSIDIARIES.              SCHEDULE VIII

                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                  THREE YEARS ENDED OCTOBER 31, 1996
                                            (In thousands)



        COLUMN A                  COLUMN B        COLUMN C           COLUMN D   COLUMN E

                                                  Additions
                                                        Charged to
                                 Balance at Charged to    Other                 Balance at
                                 Beginning  Costs and   Accounts-   Deductions-    End
       Description               of Period   Expenses   Describe     Describe   of Period
__________________________________________________________________________________________

YEAR ENDED OCTOBER 31, 1996

Allowance for doubtful accounts     $22,486     23,027        220     26,363(B)    $19,370
(deducted from accounts receivable)

Allowance for book returns (A)      $49,403     94,182        (94)    90,302(C)    $53,189
(deducted from accounts receivable)

YEAR ENDED OCTOBER 31, 1995

Allowance for doubtful accounts     $26,439     32,077      2,335     38,365(B)    $22,486
(deducted from accounts receivable)

Allowance for book returns (A)      $49,091     82,548        437     82,673(C)    $49,403
(deducted from accounts receivable)

YEAR ENDED OCTOBER 31, 1994

Allowance for doubtful accounts     $20,363     32,247         -      26,171(B)    $26,439
(deducted from accounts receivable)

Allowance for book returns (A)      $49,730     79,097         -      79,736(C)    $49,091
(deducted from accounts receivable)




(A)  Reflects gross allowance netted against accounts receivable.  Reserves for returns to inventory and recovery of royalties payable are netted directly against those balances and are not material.

(B)  Write-off of uncollectible accounts net of recoveries.

(C)  Books actually returned during the year.