Form 10-Q
period 1997-01-31
HARCOURT GENERAL INC
filed 1997-03-17
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                     January 31, 1997


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


            YES   X           NO



As of March 10, 1997, the number of outstanding shares of each of the issuer's classes of common stock was:


          Class                                           Shares Outstanding
Common Stock, $1.00 Par Value                               50,717,022
Class B Stock, $1.00 Par Value                              20,023,955

                            HARCOURT GENERAL, INC.

                                   I N D E X




Part I.     Financial Information                                 Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              January 31, 1997 and October 31, l996                     1

            Condensed Consolidated Statements of Earnings
              for the Three Months Ended January 31, l997
              and l996                                                  2

            Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended January 31, l997
              and l996                                                  3

            Notes to Condensed Consolidated Financial Statements        4

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      5-8



Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                             9

Signatures                                                              10


Exhibit 11.1                                                            11

Exhibit 27.1                                                            12

                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

(In thousands)
                                                     January 31,   October 31,
                                                            1997          l996
Assets
Current assets:
  Cash and equivalents                               $  543,336    $  532,862
  Short-term investments                                299,355       242,054
  Accounts receivable, net                              378,717       409,110
  Inventories                                           688,590       592,141
  Deferred income taxes                                  77,491        77,491
  Other current assets                                   80,204        79,607
    Total current assets                              2,067,693     1,933,265

Property and equipment, net                             569,155       574,926

Other assets:
  Prepublication costs, net                             206,151       209,519
  Intangible assets, net                                451,452       456,494
  Other                                                 160,477       152,034
    Total other assets                                  818,080       818,047

    Total assets                                     $3,454,928    $3,326,238

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                            $  162,213     $ 163,717
  Accounts payable                                      318,921       315,108
  Accrued liabilities                                   332,021       333,205
  Taxes payable                                          55,550        77,548
  Other current liabilities                             123,318        58,769
    Total current liabilities                           992,023       948,347

Long-term liabilities:
  Notes and debentures                                  812,312       714,282
  Other long-term liabilities                           230,339       224,792
    Total long-term liabilities                       1,042,651       939,074

Deferred income taxes                                   187,632       187,632

Minority interest                                       217,653       217,653

Shareholders' equity:
  Preferred stock                                         1,147         1,152
  Common stock                                           70,731        71,119
  Paid-in capital                                       744,174       743,947
  Cumulative translation adjustments                     (5,191)       (4,493)
  Retained earnings                                     204,108       221,807
    Total shareholders' equity                        1,014,969     1,033,532

    Total liabilities and shareholders' equity       $3,454,928    $3,326,238

   See Notes to Condensed Consolidated Financial Statements.

                                        HARCOURT GENERAL, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

(In thousands except
for per share amounts)


                                                        For the three months
                                                         ended January 31,
                                                           1997          1996

Revenues                                               $768,698      $698,441

Costs applicable to revenues                            454,836       418,240
Selling, general and administrative expenses            270,873       235,279
Corporate expenses                                       10,703         7,403

Operating earnings                                       32,286        37,519

Investment income                                        10,594         8,174
Interest expense                                        (20,650)      (20,455)

Earnings before income taxes                             22,230        25,238

Income taxes                                             (7,558)       (8,581)

Net earnings                                           $ 14,672      $ 16,657
Weighted average number of common and common
  equivalent shares outstanding                          72,380        73,360

Earnings per common share:

  Net earnings                                         $    .20      $    .23

Dividends per share:
  Common Stock                                         $    .18      $    .17
  Class B Stock                                        $   .162      $   .153
  Series A Stock                                       $  .2055      $  .1945
















   See Notes to Condensed Consolidated Financial Statements.


                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


(In thousands)

                                                        For the three months
                                                         ended January 31,
                                                           1997          1996

Cash flows from operating activities:
  Net earnings                                         $ 14,672      $ 16,657
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                      50,912        40,641                                       Other items
                                                            248         4,070
              Changes in assets and liabilities:
        Accounts receivable                              36,350        34,834
        Inventories                                     (95,079)     (121,801)
        Other current assets                               (413)      (22,325)
        Current liabilities                              43,140        73,539

Net cash provided by operating activities                49,830        25,615

Cash flows from investing activities:
  Capital expenditures                                  (33,893)      (56,917)
  Purchase of short-term investments                   (154,547)      (65,741)
  Maturities of short-term investments                   97,246        22,604
  Acquisitions                                           (5,443)      (15,560)
  Other investing activities                             (6,503)      (25,589)

Net cash used for investing activities                 (103,140)     (141,203)

Cash flows from financing activities:
  Proceeds from borrowings                              148,506       124,400
  Repayment of debt                                     (52,000)         (340)
  Cash dividends paid                                   (12,629)      (12,083)
  Repurchase of Common Stock                            (20,139)      (66,806)
  Equity transactions                                        46          (133)

Net cash provided by financing activities                63,784        45,038

Cash and equivalents
  Increase (decrease) during the period                  10,474       (70,550)
  Beginning balance                                     532,862       363,750
  Ending balance                                       $543,336      $293,200











   See Notes to Condensed Consolidated Financial Statements.

                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    Basis of presentation

      The Condensed Consolidated Financial Statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The January 31, 1997 Condensed Consolidated Financial Statements include the November 2, l996 Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. (NMG). NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934. The Company owns approximately 53% of the common stock of NMG.

      The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.    Stock purchase program

      The Company's  Board of Directors has  authorized the purchase of  up to
      3.5 million shares of the Company s Common Stock pursuant to its open market stock purchase program. During the quarter ended January 31, 1997, the Company repurchased approximately .4 million shares at an average price of $45.56 per share.

3.    New accounting standard

      On January 1, 1997, the Company adopted Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). This statement provides consistent guidance for distinguishing transfers of financial assets (e.g. securitizations) that are sales from transfers that are secured borrowings. The effect of adopting SFAS 125 was not material to the Company's financial position or results of operations.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             Results of Operations

  Three Months Ended January 31, 1997 versus Three Months Ended January 31, 1996

The following table illustrates revenues and operating earnings (loss) by business segment for the three months ended January 31.


      (In thousands)                                       1997          1996
      Revenues:
        Publishing                                     $198,382      $177,028
        Specialty retailing                             544,103       489,898
        Professional services                            26,213        31,515
          Total revenues                               $768,698      $698,441

      Operating earnings (loss):
        Publishing                                    ($ 19,527)    ($ 11,334)
        Specialty retailing                              62,312        52,742
        Professional services                               204         3,514
        Corporate expenses                              (10,703)       (7,403)
          Total operating earnings                     $ 32,286      $ 37,519

Publishing

Publishing revenues increased $21.4 million or 12.1% compared to the same period last year. The Company's international group, its scientific,
technical,  medical   and  professional   (STMP)  publishing  group   and  its
educational group each contributed to the increase in revenues. The international publishing group revenues increased primarily due to the acquisition during this quarter of both a Spanish language medical and health sciences publisher and international distribution rights to Mosby-Year Book health sciences publications. Higher journal revenues at Academic Press and incremental revenues at International Medical News Group (IMNG), acquired by W.B. Saunders at the end of the first quarter of fiscal 1996, were primarily responsible for the increased revenues at the STMP publishing group. Increased revenues at the educational publishing group were primarily due to higher testing program revenues.

The publishing operating loss increased to $19.5 million compared to $11.3 million in the same period last year. The seasonal loss by the educational group reflects the higher levels of selling costs and plate amortization incurred for the elementary and secondary businesses in preparation for significant textbook adoptions expected later in the year. This loss was offset in part by the STMP publishing group's earnings, which rose in comparison to the prior year quarter primarily as a result of the higher sales volume by Academic Press.

Specialty Retailing

Specialty retailing results are reported with a lag of one quarter. The operating results of The Neiman Marcus Group, Inc. (NMG) for the quarter ended November 2, 1996 therefore were consolidated with the operating results of the Company for the quarter ended January 31, 1997.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Specialty Retailing (continued)

Specialty retailing revenues in the thirteen weeks ended November 2, 1996 increased $54.2 million or 11.1% over revenues in the thirteen weeks ended October 28, 1995. The revenue growth was primarily attributable to a 6.8% increase in comparable sales and the opening of two new Neiman Marcus stores in King of Prussia, Pennsylvania in February 1996 and Paramus, New Jersey in August 1996. Comparable sales at Neiman Marcus Stores increased 7.7%, while NM Direct revenues increased 8.0% over the prior year and revenues at Bergdorf Goodman increased only slightly.

The 18.1% increase in specialty retailing operating earnings was principally due to higher revenues at each of NMG s divisions. The increase also reflected, to a lesser extent, improved gross margins at both NM Direct and Bergdorf Goodman, and a reduction in selling, general and administrative expenses as a percentage of revenues.

Professional Services

Professional services revenues decreased 16.8% to $26.2 million in the fiscal 1997 first quarter from $31.5 million in fiscal 1996. The decrease is attributed to lower volume and lower prices due to competitive conditions, particularly in the group outplacement programs.

Professional services operating earnings decreased $3.3 million to $.2 million
compared  to  the same  period  in  the prior  year.    The decrease  resulted
primarily from lower revenues.

Corporate Expenses

Corporate expenses increased $3.3 million to $10.7 million in the first quarter of 1997. The increase is primarily due to higher compensation expense recognized in connection with the resignation of the Company's former chief executive officer during the quarter.

Investment Income

Investment income increased 29.6% to $10.6 million from the previous year, primarily due to a higher average portfolio balance in fiscal 1997, which included $268.8 million in cash proceeds from NMG's issuance of its common stock to the public.

Interest Expense

Interest expense increased slightly to $20.7 million from $20.5 million in the same period last year. NMG average debt outstanding was higher in fiscal 1997; however, its effective interest rate decreased in comparison to the prior year period as fixed rate senior notes were repaid upon maturity with borrowings under NMG's revolving credit agreement.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Income Tax Expense

The Company's effective tax rate is expected to be 34% in fiscal 1997, unchanged from fiscal 1996.


                        Liquidity and Capital Resources

The  following   discussion  analyzes  liquidity  and   capital  resources  by
operating, investing and financing activities as presented in the Company's condensed consolidated statement of cash flows.

Cash provided by operating activities for the quarter ended January 31, l997 was $49.8 million. The publishing and professional services business segments provided $131.5 million of cash from operations while NMG's operations used $81.7 million of cash. The cash provided by the publishing and professional services business segments was sufficient to fund their working capital, capital expenditures and the Company's dividend requirements. NMG increased its borrowings in order to fund working capital for the holiday season, capital expenditures and the repurchase of all of its redeemable preferred stocks from the Company.

The most significant items affecting working capital were an increase in inventories of $95.1 million, which was partially offset by a $43.1 million increase in current liabilities and a $36.4 million decrease in accounts receivable. The increase in inventory was primarily attributable to NMG's holiday season. Other current liabilities were higher due to the seasonal increase in unearned subscriptions at the STMP group. A decrease in publishing accounts receivable was partially offset by an increase at NMG.

Cash flows used by investing activities were $103.1 million for the quarter ended January 31, 1997. The Company's investing activities included capital expenditures totaling $33.9 million. Publishing capital expenditures in the 1997 quarter totaled $20.0 million and were principally related to expenditures for prepublication costs. Capital expenditures in the publishing business are expected to approximate $150.0 million in fiscal 1997. Specialty retailing capital expenditures in the 1997 quarter totaled $12.6 million and consisted principally of existing store renovations. NMG opened a new Neiman Marcus store in Paramus, New Jersey in August 1996. Capital expenditures for NMG in fiscal 1997 are expected to approximate $65.0 million.

In October 1996, NMG sold 8.0 million shares of its common stock to the public at $35.00 per share. The net proceeds were used, together with an additional
3.9 million shares of NMG common stock and bank borrowings, to repurchase all of NMG's outstanding preferred stock from the Company. The Company will no longer receive the annual dividends of approximately $27.1 million from such preferred stock.

Financing activities reflect additional borrowings by NMG of $148.5 million under its revolving credit agreement, which included borrowings made to repay $52.0 million of senior notes at maturity. Financing activities also include the repurchase of approximately .4 million shares of the Company's Common

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        Liquidity and Capital Resources

Stock in the open market at an average price of $45.56 per share and the payment of $12.6 million of dividends.

At January 31, 1997, the Company had the entire $400.0 million available under its revolving credit agreement with thirteen banks. The agreement expires in December 1999. NMG had $190.0 million available at November 2, 1996 under its revolving credit facility, which expires in April 2000.

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

27.1      Financial data schedule


(b)       Reports on Form 8-K.

          The Company filed a report on Form 8-K on November 25, 1996 describing in Item 2 (Acquisition or Disposition of Assets) the repurchase from the Company by NMG of all NMG's issued and outstanding preferred stocks, together with pro forma financial information.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               HARCOURT GENERAL, INC.



Date:  March 17, 1997                        /s/ John R. Cook
                                             John R. Cook
                                             Senior Vice President and
                                             Chief Financial Officer



Date:  March 17, 1997                        /s/ Stephen C. Richards
                                             Stephen C. Richards
                                             Vice President and
                                             Controller
                                             Principal Accounting Officer