Form 10-Q
period 1997-04-30
HARCOURT GENERAL INC
filed 1997-06-16
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                       April 30, 1997

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


            YES   X           NO



As of June 10, 1997, the number of outstanding shares of each of the issuer's classes of common stock was:


          Class                                          Shares Outstanding
Common Stock, $1.00 Par Value                                50,722,669
Class B Stock, $1.00 Par Value                               20,023,687

                            HARCOURT GENERAL, INC.

                                   I N D E X




Part I.     Financial Information                                 Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              April 30, 1997 and October 31, l996                       1

            Condensed Consolidated Statements of Earnings
              for the Three and Six Months Ended
              April 30, l997 and l996                                   2

            Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended April 30, l997
              and l996                                                  3

            Notes to Condensed Consolidated Financial
              Statements                                                4-7

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8-12




Part II.    Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders         13

  Item 6.   Exhibits and Reports on Form 8-K                            13

Signatures                                                              14

Exhibit 3.1                                                             15-41

Exhibit 10.1                                                            -

Exhibit 11.1                                                            42

Exhibit 27.1                                                            43

                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)
(In thousands)                                     April 30,      October 31,
                                                        1997             l996
Assets
Current assets:
  Cash and equivalents                            $ 459,389        $ 532,862
  Short-term investments                            340,769          242,054
  Undivided interests in NMG Credit
    Card Master Trust                               180,428          114,392
  Accounts receivable, net                          192,388          294,718
  Inventories                                       596,435          592,141
  Deferred income taxes                              77,491           77,491
  Other current assets                               82,269           79,607
    Total current assets                          1,929,169        1,933,265

Property and equipment, net                         564,257          574,926

Other assets:
  Prepublication costs, net                         208,130          209,519
  Intangible assets, net                            446,907          456,494
  Other                                             158,076          152,034
    Total other assets                              813,113          818,047
Total assets                                     $3,306,539       $3,326,238

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities                     $  136,970        $ 163,717
  Accounts payable                                  252,150          315,108
  Accrued liabilities                               326,423          333,205
  Taxes payable                                      25,090           77,548
  Other current liabilities                         131,323           58,769
    Total current liabilities                       871,956          948,347

Long-term liabilities:
  Notes and debentures                              792,342          714,282
  Other long-term liabilities                       232,593          224,792
    Total long-term liabilities                   1,024,935          939,074

Deferred income taxes                               187,632          187,632

Commitments and contingencies

Minority interest                                   217,653          217,653
Shareholders' equity:
  Preferred stock                                     1,134            1,152
  Common stock                                       70,745           71,119
  Paid-in capital                                   744,217          743,947
  Cumulative translation adjustments                 (6,363)          (4,493)
  Retained earnings                                 194,630          221,807
      Total shareholders' equity                  1,004,363        1,033,532
  Total liabilities and shareholders' equity     $3,306,539       $3,326,238



   See Notes to Condensed Consolidated Financial Statements.

                                        HARCOURT GENERAL, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)
(In thousands except for per share amounts)

                                        Six Months            Three Months
                                      Ended April 30,        Ended April 30,
                                     1997        1996        1997       1996

Revenues                       $1,648,725  $1,542,784    $880,027   $844,343

Costs applicable to revenues    1,019,652     961,367     564,816    543,127
Selling, general and
  administrative expenses         562,869     498,514     291,996    263,235
Corporate expenses                 18,939      15,840       8,236      8,437

Operating earnings                 47,265      67,063      14,979     29,544

Investment income                  21,375      15,423      10,781      7,249
Interest expense                  (41,753)    (41,445)    (21,103)   (20,990)

Earnings before income taxes       26,887      41,041       4,657     15,803

Income taxes                       (9,141)    (13,954)     (1,583)    (5,373)

Net earnings                   $   17,746  $   27,087    $  3,074   $ 10,430

Weighted average number of
  common and common equivalent
  shares outstanding               72,232      73,155      72,081     72,949

Net earnings per common share  $      .25  $      .37    $    .04   $    .14

Dividends per share:
  Common Stock                 $      .36  $      .34    $    .18   $    .17
  Class B Stock                $     .324  $     .306    $   .162   $   .153
  Series A Stock               $     .411  $     .389    $  .2055   $  .1945


















   See Notes to Condensed Consolidated Financial Statements.

                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


(In thousands)


                                                                Six Months
                                                             Ended April 30,
                                                             1997       1996

Cash flows from operating activities:
  Net earnings                                           $ 17,746   $ 27,087
  Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
       Depreciation and amortization                      102,611     84,429
       Other items                                          4,991      1,188
       Changes in current assets and liabilities:
         Accounts receivable                              108,867     94,954
         Inventories                                       (2,112)   (14,742)
         Other current assets                              (2,356)    (8,911)
         Current liabilities                              (53,484)   (24,932)


Net cash provided by operating activities                 176,263    159,073

Cash flows from investing activities:
  Capital expenditures                                    (76,969)  (131,498)
  Purchases of available-for-sale investments            (271,915)  (126,196)
  Maturities of available-for-sale investments            173,200    188,332
  Purchases of held-to-maturity investments              (342,971)  (309,851)
  Maturities of held-to-maturity investments              276,935    244,565
  Acquisitions                                             (6,148)   (17,467)
  Other investing activities                               (7,503)   (25,589)

Net cash used for investing activities                   (255,371)  (177,704)

Cash flows from financing activities:
  Proceeds from borrowings                                183,500    108,550
  Repayment of debt                                      (132,000)      (764)
  Repurchase of Common Stock                              (20,139)   (67,150)
  Dividends paid                                          (25,237)   (24,042)
  Other financing activities                                 (489)     1,899

Net cash provided by
  financing activities                                      5,635     18,493

Cash and equivalents
  Decrease during the period                              (73,473)      (138)
  Beginning balance                                       532,862    363,750

  Ending balance                                         $459,389   $363,612




   See Notes to Condensed Consolidated Financial Statements.

                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Basis of presentation

    The Condensed Consolidated Financial Statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The April 30, l997 Condensed Consolidated Financial Statements include the February 1, l997 Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. (NMG). NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934. The Company owns approximately 53% of the common stock of NMG. The Company is entitled to 100% of the earnings of NMG to the extent that the Company has previously absorbed losses of NMG applicable to the minority interest.

    The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

    Certain prior period amounts have been reclassified to conform to current period presentation.

2.  Stock purchase program

    The Company's Board of Directors has authorized the purchase of up to 3.5 million shares of the Company's Common Stock pursuant to its open market stock purchase program. During the six months ended April 30, 1997, the Company purchased approximately .4 million shares at an average price of $45.56 per share under this buyback program.

3.  Undivided interests in NMG Credit Card Master Trust

    In March 1995, NMG sold all of its Neiman Marcus credit card receivables through a subsidiary to a trust in exchange for certificates representing undivided interests in such receivables. During the quarter ended April 30, 1997, the Company began to segregate its undivided interests in NMG Credit Card Master Trust from its accounts receivable on the consolidated balance sheets. The undivided interests in NMG Credit Card Master Trust include the interests retained by NMG's subsidiary which are represented by the Class C Certificate ($54.0 million) and the Seller's Certificate (the excess of the total receivables transferred to the trust over the portion represented by certificates sold to investors and the Class C Certificate). The undivided interests in NMG Credit Card Master Trust represent securities which the Company intends to hold to maturity in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Due to the short-term revolving nature of the credit card portfolio, the carrying value of the Company's undivided interests in the NMG Credit Card Master Trust approximates fair value.

                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.  Short-term investments

    Short-term investments consist of commercial paper, certificates of deposit, corporate debt securities, U.S. Government and agency securities. All such investments are classified as available-for-sale. The carrying values of short-term investments were as follows:

                                           April 30,   October 31,   October 31,
                                                1997          1996          1995

        Corporate debt securities          $144,780    $  144,673    $  184,758
        Government and agency                80,301        73,936        28,337
        Certificates of deposit              47,981        21,102        20,150
        Commercial paper                     67,707         2,343         9,828
                                           $340,769    $  242,054    $  243,073

     The duration of short-term investments is generally one year or less. Therefore, the Company is not subject to significant interest rate risk which would cause fair value to materially diverge from carrying value. Gross realized and unrealized gains and losses in the periods presented were not material. In May 1997, all of the Company's short-term investments were sold to partially fund the acquisition of National Education Corporation, resulting in a loss of $.4 million.

5.   Intangible assets

     Intangible assets are amortized over their estimated useful lives as follows: goodwill (10-40 years), trademarks (40 years) and other (11-15 years). The amortization periods are determined on a case by case basis and reviewed for impairment as required. Other intangible assets consist primarily of publication rights and mailing lists. The gross amount of goodwill by amortization period was as follows:

                                   April 30,       October 31,       October 31,
        Period                          1997              1996              1995

        40 years                    $400,837          $400,540          $385,174
        15 years                      76,298            75,890            77,590
        10 years                       5,787             5,787             2,736
                                    $482,922          $482,217          $465,500

                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



6.   Exercise of stock options

     The range of option prices for options exercised in the six months ended April 30, 1997 was $21.12 - $33.25. The ranges of option prices for options exercised in fiscal years 1996 and 1995 were $21.12 - $32.25 and $13.34 - $32.36, respectively.

7.   Revenue recognition

     The Company recognizes publishing revenues principally upon shipment of products, net of a provision for returns based on sales. Subscription revenues are generally collected in advance. These revenues are deferred and recognized pro-rata as related issues are shipped. Contract revenues are recognized as services are provided. Revenues from retail sales are recognized at point-of-sale or upon shipment.

8.   Issuance of a subsidiary's stock

     Upon issuances of shares of a subsidiary's stock, the Company's policy is to record the difference between its carrying value per share of the subsidiary's stock and the offering price per share of the subsidiary's stock, net of estimated taxes, as an adjustment to paid-in capital.

9.   New accounting standards

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). This statement provides guidance for distinguishing transfers of financial assets (e.g. securitizations) that are sales from transfers that are secured borrowings. The effect of adopting SFAS 125 was not material to the Company's financial position or results of operations.

     In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under the new standard, which must be adopted for periods ending after December 15, 1997, the Company will be required to change the method used to compute earnings per share and to restate prior periods presented. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share calculation, which will replace primary earnings per share, will exclude the dilutive impact of stock options, the Series A Stock and other common share equivalents. The diluted earnings per share calculation, which will replace fully diluted earnings per share, will include common share equivalents. The adoption of SFAS 128 will not have a material impact on earnings per share for the six month and three month periods ended April 30, 1997 and 1996.

                            HARCOURT GENERAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


10.  Subsequent event

     On June 5, 1997, the Company acquired through a tender offer approximately 95.6% of the issued and outstanding common shares of National Education Corporation ("NEC") for approximately $723.4 million or $21.00 per share. On June 10, 1997, pursuant to a merger agreement with NEC, a subsidiary of the Company was merged with and into NEC, and the remaining 1.6 million outstanding common shares of NEC not previously purchased by the Company were converted into the right to receive $21.00 in cash. In aggregate, the Company expects the total cost of this acquisition to approximate $850.0 million, including the purchase of all of the outstanding NEC shares and acquisition-related fees and expenses. The source of funds for such payment is cash and equivalents and short-term investments on hand and $300 million in borrowings under its existing revolving credit agreement.

     NEC is a global provider of print and interactive multimedia based products and services for the education and training marketplace. NEC's business is conducted primarily through three operating entities, ICS Learning Systems, Inc. ("ICS"), Steck-Vaughn Publishing Corporation ("Steck-Vaughn"), and National Education Training Group, Inc. ("NETG"). ICS provides distance learning opportunities in vocational, degree and professional self-studies to consumers and businesses. Steck-Vaughn publishes supplemental educational materials used in elementary, secondary and adult education. NETG develops, markets and distributes interactive multimedia products to train information technology professionals and end-users of technology. NEC holds approximately 82% of the issued and outstanding shares of Steck-Vaughn Common Stock, and the remaining shares of Steck-Vaughn Common Stock are traded on the NASDAQ National Market. Accordingly, as a result of the Company's acquisition of NEC, the Company also acquired control of Steck-Vaughn.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             Results of Operations


The following table presents revenues and operating earnings (loss) from operations by business segment.

                                       Six Months               Three Months
                                     Ended April 30,           Ended April 30,
(In thousands)                      1997         1996          1997      1996
Revenues:
  Publishing                  $  386,393   $  362,632     $ 188,011  $185,604
  Specialty retailing          1,206,050    1,115,322       661,947   625,424
  Professional services           56,282       64,830        30,069    33,315
    Total revenues            $1,648,725   $1,542,784     $ 880,027  $844,343

Operating earnings (loss):
  Publishing                 ($   52,538) ($   26,283)   ($  33,011)($ 14,949)
  Specialty retailing            116,624      101,325        54,312    48,583
  Professional services            2,118        7,861         1,914     4,347
  Corporate expenses             (18,939)     (15,840)       (8,236)   (8,437)
    Total operating
      earnings                $   47,265   $   67,063     $  14,979  $ 29,544

Six Months Ended April 30, l997 Compared to Six Months Ended April 30, l996

Publishing

Publishing revenues for the six months ended April 30, l997 increased 6.6% to $386.4 million from $362.6 million in the six months ended April 30, l996. The Company's international publishing group and its scientific, technical, medical and professional (STMP) publishing group both contributed to the increase in revenues while its educational publishing group revenues were essentially unchanged from the same period last year. The international publishing group revenues increased primarily due to the acquisition in the first quarter of both a Spanish language medical and health sciences publisher and international distribution rights from Mosby-Year Book health sciences publications. Higher journal revenues at Academic Press were the primary source of the increased revenues at the STMP publishing group.

The publishing operating loss increased $26.3 million to $52.5 million compared with the same period last year. The incremental seasonal loss is attributable to the educational publishing group, where higher levels of selling and plate amortization costs were incurred by the elementary and secondary businesses in preparation for significant textbook adoptions expected later in the year. This loss was slightly offset by higher earnings at the STMP publishing group in comparison to the prior year, resulting primarily from higher sales volume of journals at Academic Press.

Specialty Retailing

Specialty   retailing  results  are  reported  with  a  lag  of  one  quarter.
Accordingly, the operating results of The Neiman Marcus Group, Inc. (NMG) for the twenty-six

                             HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Specialty Retailing (continued)

weeks ended February 1, 1997 are consolidated with the operating results of the Company for the six months ended April 30, 1997.

Revenues in the twenty-six weeks ended February 1, 1997 increased $90.7 million or 8.1% over revenues in the twenty-six weeks ended January 27, l996. The increase resulted primarily from a 4.4% comparable sales increase and the opening of new Neiman Marcus stores in King of Prussia, Pennsylvania in February 1996 and Paramus, New Jersey in August 1996.

Operating earnings increased 15.1% to $116.6 million primarily as a result of the higher sales volume. The increase also included improved gross margins, resulting from lower markdowns as a percentage of revenues during the fiscal 1997 holiday season.

Professional Services

Professional services revenues decreased 13.2% to $56.3 million compared to the same period last year. The decrease is attributed to lower volume and prices due to competitive conditions in both group and individual outplacement programs.

Professional services operating earnings decreased $5.7 million to $2.1 million in 1997 compared to the same six month period last year, primarily due to lower revenues.

Investment Income

Investment income increased 38.6% to $21.4 million compared to the same six month period in 1996. The increase is primarily due to a higher average portfolio balance in fiscal 1997, which included $268.8 million in cash proceeds received in October 1996 from NMG's sale of its common stock to the public.

Interest Expense

Interest expense increased slightly to $41.8 million from $41.4 million in the same period last year. Higher average NMG borrowings were offset by a lower effective interest rate which resulted from the repayment at maturity of NMG's fixed rate senior notes with borrowings under NMG's revolving credit agreement.

Income Tax Expense

The Company's effective tax rate is estimated to be 34.0% in fiscal l997, unchanged from fiscal 1996.

Minority interest

In fiscal 1997, upon achievement by NMG of net earnings of approximately $70.0 million, the Company will have fully recovered previously absorbed losses attributable to the minority shareholders, and will thereafter no longer include in its earnings that portion of NMG earnings (currently 47%) attributable to the minority shareholders.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                 Three Months Ended April 30, 1997 Compared to
                       Three Months Ended April 30, 1996

Publishing

Publishing revenues increased 1.3% to $188.0 million compared to the same period last year. The increase in the quarter was attributable to higher international publishing group revenues resulting from the acquisition of a Spanish language medical and health sciences publisher and international distribution rights from Mosby-Year Book health science publication, as well as to favorable foreign currency exchange rates. The STMP publishing group revenues increased primarily due to higher sales volume of journals at Academic Press. The incremental revenues of the international and STMP publishing groups were offset in part by a seasonal decline in revenues at the educational publishing group, primarily related to the elementary business.

The publishing operating loss increased by $18.1 million to $33.0 million compared to $14.9 million in the same period last year. Higher plate amortization costs related to new instructional programs and higher selling costs, both incurred by the elementary and secondary businesses in preparation for significant textbook adoptions expected later in the year, were primarily responsible for the seasonal loss.

Specialty Retailing

Specialty retailing results are reported with a lag of one quarter. The operating results of NMG for the thirteen weeks ended February 1, 1997 are consolidated with the operating results of the Company for the three months ended April 30, 1997.

Revenues in the thirteen weeks ended February 1, l997 increased 5.8% over revenues in the thirteen weeks ended January 27, l996. A 2.5% comparable sales increase and the opening of a new Neiman Marcus store in Paramus, New Jersey in August 1996 contributed to the improvement.

Operating earnings increased 11.8% to $54.3 million compared to $48.6 million in the prior year period. The increase was primarily due to higher revenues and to improved gross margins which resulted from lower markdowns as a percentage of revenues during the fiscal 1997 holiday season as compared to fiscal 1996.

Professional Services

Professional services revenues decreased $3.2 million to $30.1 million in the 1997 second quarter from $33.3 million in 1996. The decrease was primarily due to lower volume in the individual outplacement programs resulting from competitive market conditions.

Professional services operating earnings decreased $2.4 million to $1.9 million compared to the same period in the prior year, primarily due to lower revenues.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Investment Income

Investment income increased $3.5 million to $10.8 million in 1997 compared to the same 1996 quarter. The increase was primarily due to a higher average portfolio balance which included the cash proceeds from NMG's sale of its common stock.

Interest Expense

Interest expense increased $0.1 million compared to the same period last year.


                        Liquidity and Capital Resources

The  following   discussion  analyzes  liquidity  and   capital  resources  by
operating, investing and financing activities as presented in the Company's Condensed Consolidated Statement of Cash Flows.

Cash provided by operating activities for the six months ended April 30, l997 was $176.3 million. The publishing and professional services business segments provided $109.2 million of cash from operations while NMG's operations provided $67.1 million. The cash provided by the publishing and professional services business segments was sufficient to fund their working capital and capital expenditures as well as the Company s dividend requirements. NMG increased its borrowings in order to fund working capital for the holiday season, capital expenditures and the repurchase of all of its redeemable preferred stocks from the Company.

The primary items affecting working capital were decreases in accounts receivable ($108.9 million) and current liabilities ($53.5 million).

Cash flows used by investing activities were $255.4 million for the six months ended April 30, 1997. The Company's investing activities included capital expenditures totaling $77.0 million. Publishing capital expenditures in the six month period ended April 30, 1997 totaled $53.7 million and were related principally to expenditures for prepublication costs. Capital expenditures in the publishing business are expected to approximate $150.0 million in fiscal 1997. Specialty retailing capital expenditures in the 1997 period totaled
$23.3 million and were primarily related to store renovations. Capital expenditures for NMG in fiscal 1997 are expected to approximate $55.0 million.

In October 1996, NMG sold 8.0 million shares of its common stock to the public at $35.00 per share. The net proceeds were used, together with an additional
3.9 million shares of NMG common stock and bank borrowings, to repurchase all of NMG s outstanding preferred stock from the Company. The Company will no longer receive the annual dividends of approximately $27.1 million from such preferred stock.

                            HARCOURT GENERAL, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Financing activities reflect additional borrowings by NMG of $183.5 million under its revolving credit agreement, which included borrowings made to repay $132.0 million of senior notes at maturity. Financing activities also reflect the payment of $25.2 million in dividends and the purchase of approximately .4 million shares of the Company's Common Stock for $20.1 million on the open market at an average price of $45.56 per share.

At April 30, 1997, the Company had $400 million available under its revolving credit agreement with thirteen banks. The agreement expires in December 1999. NMG had $130 million available at February 1, 1997 under its revolving credit facility, which expires in April 2000.

The acquisition of National Education Corporation (NEC) on June 5, 1997 is expected to cost approximately $850.0 million and will be funded with cash and equivalents and short-term investments on hand and borrowings under the revolving credit agreement. The Company continues to believe that its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth and the repayment of $125 million of its subordinated notes in June 1997, as well as its operating and dividend requirements.

                            HARCOURT GENERAL, INC.

                                    PART II

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual  Meeting of  Stockholders was  held on  March 14,  1997.   The
     following matters were voted upon at the meeting:

     1. Election of the following individuals as Class A Directors for a term of three years:

         Gary L. Countryman                       Brian J. Knez

         For          61,324,277                  For         61,881,806
         Withheld        755,466                  Withheld       197,937

         Jack M. Greenberg                        Richard A. Smith

         For          61,884,929                  For         61,870,739
         Withheld        194,814                  Withheld       209,004

     2. Approval of an increase in the Company's authorized shares of Common Stock and Class B Stock.

         For          56,584,012
         Against       5,396,748
         Abstain          98,983

     3.  Approval of the Company's 1997 Incentive Plan.

         For          49,899,536
         Against       6,258,483
         Abstain       1,277,725
         Non-voting    4,643,999

     4. Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1997 fiscal year.

         For          61,963,499
         Against          57,987
         Abstain          58,257
         Non-Voting            0

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits.

                  3.1    Restated    Certificate    of
                         Incorporation   of   Harcourt
                         General, Inc.

                  10.1   Harcourt  General, Inc.  1997
                         Incentive Plan,  incorporated
                         herein   by   reference    to
                         Exhibit  A to  the  Company's
                         Definitive    Schedule    14A
                         (Definitive  Proxy  Statement
                         and   Definitive   Additional
                         Materials),  dated   February
                         4,  1997, and  filed with the
                         Commission.



                            HARCOURT GENERAL, INC.

                                    PART II



Item 6.  Exhibits and Reports on Form 8-K. (continued)

         (a)    Exhibits (continued)

                  11.1   Computation    of    weighted
                         average   number   of  shares
                         outstanding      used      in
                         determining    primary    and
                         fully  diluted  earnings  per
                         share.

                  27.1   Financial data schedule

         (b)    Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended April 30, 1997.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                    HARCOURT GENERAL, INC.



Date: June 16, 1997                                   s/John R. Cook
                                                    John R. Cook
                                                    Senior Vice President and
                                                    Chief Financial Officer



Date: June 16, 1997                                   s/Stephen C. Richards
                                                    Stephen C. Richards
                                                    Vice President and
                                                    Controller
                                                    Principal Accounting
                                                    Officer