Form 10-Q
period 1997-07-31
HARCOURT GENERAL INC
filed 1997-09-15
CIK 40493

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended             July 31, 1997



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


            YES   X             NO





As of September 9, 1997, the number of outstanding shares of each of the issuer's classes of common stock was:

           Class                                        Outstanding Shares


Common Stock, $1 Par Value                                  50,728,508
Class B Stock, $1 Par Value                                 20,022,146

                            HARCOURT GENERAL, INC.


                                   I N D E X



Part I. Financial Information                                     Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              July 31, 1997 and October 31, 1996                        1

            Condensed Consolidated Statements of Operations for
              the Nine and Three Months Ended
              July 31, 1997 and 1996                                    2

            Condensed Consolidated Statements of Cash Flows for
              the Nine Months Ended July 31, 1997 and 1996              3

            Notes to Condensed Consolidated Financial Statements        4-8

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations             9-14




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                            15

Signatures                                                              16

Exhibit 10.1                                                             -

Exhibit 11.1                                                            17

Exhibit 27.1                                                            18

                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

(In thousands)                                         July 31,    October 31,
                                                          1997           1996
Assets
Current assets:
  Cash and equivalents                                $ 67,065    $   532,862
  Short-term investments                                    -         242,054
  Undivided interests in NMG Credit
    Card Master Trust                                  151,055        114,392
  Accounts receivable, net                             414,881        294,718
  Inventories                                          706,695        592,141
  Deferred income taxes                                 77,491         77,491
  Other current assets                                  78,608         79,607
    Total current assets                             1,495,795      1,933,265

Property and equipment, net                            582,938        574,926

Other assets:
  Prepublication costs, net                            196,945        209,519
  Intangible assets, net                             1,239,726        456,494
  Other                                                191,102        152,034
    Total other assets                               1,627,773        818,047

    Total assets                                    $3,706,506     $3,326,238

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                           $   14,839     $  163,717
  Accounts payable                                     313,322        315,108
  Taxes payable                                         36,893         77,548
  Other current liabilities                            646,445        391,974
    Total current liabilities                        1,011,499        948,347

Long-term liabilities:
  Notes and debentures                               1,170,940        714,282
  Other long-term liabilities                          271,887        224,792
    Total long-term liabilities                      1,442,827        939,074

Deferred income taxes                                  171,665        187,632

Minority interest                                      228,524        217,653

Shareholders' equity:
  Preferred stock                                        1,130          1,152
  Common stock                                          70,749         71,119
  Paid-in capital                                      744,595        743,947
  Cumulative translation adjustments                    (5,510)       (4,493)
  Retained earnings                                     41,027        221,807
      Total shareholders' equity                       851,991      1,033,532

  Total liabilities and shareholders' equity        $3,706,506     $3,326,238


   See Notes to Condensed Consolidated Financial Statements.

                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


(In thousands except for
 per share amounts)                       Nine Months          Three Months
                                       Ended July 31,          Ended July 31,
                                       1997        1996        1997      1996

Revenues                         $2,700,371  $2,421,996  $1,051,646  $879,212

Costs applicable to revenues      1,565,710   1,421,773     546,059   460,406
Selling, general and
  administrative expenses           989,381     735,140     426,512   236,626
Purchased in-process research
  and development                   174,000        -        174,000      -
Corporate expenses                   26,928      23,627       7,988     7,787

Operating earnings (loss)           (55,648)    241,456    (102,913)  174,393

Investment income                    26,285      20,957       4,910     5,534
Interest expense                    (66,239)    (61,876)    (24,486)  (20,431)

Earnings (loss) before
  income taxes                      (95,602)    200,537    (122,489)  159,496
Income tax expense                  (27,647)    (68,183)    (18,505)  (54,229)


Net earnings (loss)              $ (123,249) $  132,354   $(140,994) $105,267


Weighted average number of
  common and common equivalent
  shares outstanding                 70,832      72,832      70,747    72,578


Net earnings (loss) per
  common share                   $    (1.75) $     1.82   $   (2.00) $   1.45


Dividends per share:
  Common Stock                   $      .54  $      .51   $     .18  $    .17
  Class B Stock                  $     .486  $     .459   $    .162  $   .153
  Series A Stock                 $    .6165  $    .5835   $   .2055  $  .1945








See Notes to Condensed Consolidated Financial Statements.


                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
(In thousands)
                                                              Nine Months
                                                             Ended July 31,
                                                                1997     1996
Cash flows from operating activities:
  Net earnings (loss)                                     $(123,249) $132,354
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                         250,674   127,706
      Purchased in-process research and
        development                                         174,000      -
      Other items                                             9,533     3,592
    Changes in current assets and liabilities:
      Accounts receivable                                   (84,394)  (66,475)
      Inventories                                           (58,087)  (78,633)
      Other current assets                                   18,069    (1,410)
      Current liabilities                                   (12,301)   18,889

Net cash provided by operating activities                   174,245   136,023

Cash flows from investing activities:
  Capital expenditures                                     (128,694) (184,799)
  Purchases of available-for-sale investments              (408,304) (140,755)
  Sales of available-for-sale investments                   325,767      -
  Maturities of available-for-sale investments              324,591   244,470
  Purchases of held-to-maturity investments                (457,784) (411,754)
  Maturities of held-to-maturity investments                421,121   372,911
  Acquisition of NEC, net of cash acquired                 (839,620)     -
  Other acquisitions                                         (6,148)  (19,197)
  Other investing activities                                   (603)  (35,619)

Net cash used for investing activities                     (769,674) (174,743)

Cash flows from financing activities:
  Proceeds from borrowings                                  516,950    93,250
  Repayment of debt                                        (329,500)   (1,088)
  Repurchase of Common Stock                                (20,139)  (67,150)
  Dividends paid                                            (37,844)  (36,016)
  Other financing activities                                    165     1,883

Net cash provided by (used for) financing
  activities                                                129,632    (9,121)

Cash and equivalents:
  Decrease during the period                               (465,797)  (47,841)
  Beginning balance                                         532,862   363,750

  Ending balance                                          $  67,065  $315,909


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

      The July  31, 1997  Condensed Consolidated Financial  Statements include the May 3, 1997 Condensed Consolidated Financial Statements of The Neiman Marcus Group, Inc. (NMG). NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934. The Company owns approximately 53% of the common stock of NMG. The Company will record 100% of the earnings of NMG to the extent that the Company has previously absorbed losses of NMG applicable to the minority interest. In the fourth quarter of 1997 the Company will have fully recovered previously absorbed losses attributable to the minority shareholders, and will thereafter no longer include in its earnings that portion of NMG earnings (currently 47%) attributable to the minority shareholders.


      The  Condensed  Consolidated  Financial  Statements   also  include  the
      financial  statements  of  Steck-Vaughn  Publishing  Corporation (Steck-
      Vaughn).   Steck-Vaughn is a separate public  company which is listed on the NASDAQ National Market and is subject to the reporting requirements of the Securities Exchange Act of 1934. The Company owns approximately 82% of the common stock of Steck-Vaughn. The Company has completed negotiations with the independent directors of Steck-Vaughn, who approved a transaction in which the Company will acquire the balance of the issued and outstanding shares of Steck-Vaughn for $14.75 per share. Completion of the transaction is subject to finalization of a definitive merger agreement and is expected to occur after the Company files a Transaction Statement with the Securities and Exchange Commission and mails an Information Statement describing the transaction to the stockholders of Steck-Vaughn.

      The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.    Acquisition of NEC

      In June 1997, the Company completed the acquisition of National Education Corporation (NEC) for a cash purchase price of approximately $854.4 million. NEC is a global provider of print and multimedia based products and services for the education and training marketplace.

      The NEC acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of operations of NEC for the period from June 5, 1997 are included in the accompanying condensed consolidated financial statements. Assets acquired and liabilities

                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2.    Acquisition of NEC (continued)

      assumed have been recorded at their estimated fair values. NEC's accounting policies have been conformed with those of the Company with respect to revenue recognition of certain subscription contracts and deferred expenses.

      In the opinion of management and based on an independent appraisal, approximately $174 million of the intangible assets of NEC consisted of in-process research and development which had no alternative future use. Accordingly, the Company recorded a non-recurring charge for purchased in-process research and development of $174 million in the third quarter of 1997.

      The excess of cost over the estimated fair value of net assets acquired was allocated to goodwill. A total of $730.6 million was allocated to goodwill, of which $302.1 million will be amortized on a straight-line basis over 25 years. The remaining goodwill will be amortized on a straight-line basis over 40 years.

      The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on November 1, 1995 and excludes the write-off of purchased in-process research and development of $174 million:

      (In thousands)                     Nine months ended     Nine months ended
                                             July 31, 1997         July 31, 1996

      Revenues                           $       2,885,398     $       2,616,295
      Net earnings                       $          32,901     $         132,325
      Earnings per share                 $             .46     $            1.82

      These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

      The NEC acquisition was partially funded with $300 million of borrowings under the Company s revolving credit agreement and cash and short-term investments of approximately $554 million.

      Through NEC, the Company holds approximately 82% of the issued and outstanding shares of Steck-Vaughn. The Company has completed negotiations with the independent directors of Steck-Vaughn, who approved a transaction in which the Company will acquire the balance of the issued and outstanding shares of Steck-Vaughn for $14.75 per share. Completion of the transaction is subject to finalization of a definitive merger agreement and is expected to occur after the Company files a Transaction Statement with the Securities and Exchange Commission and mails an Information Statement describing the transaction to the stockholders of Steck-Vaughn.

                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3.    Other charges

      In connection with the acquisition of NEC and the integration of NEC's businesses into those of the Company, the Company recorded a charge of $81.7 million in the third quarter of 1997, which is included in costs applicable to revenues ($24.6 million) and selling, general and administrative expenses ($57.1 million). The charge reflects costs the Company has incurred in connection with the realignment, consolidation and reorganization of its existing businesses, and includes $23.5 million related to Drake Beam Morin. These costs consist primarily of severance and related employee benefit obligations, consolidation of facilities and impairment of certain existing assets.

4.    Long-term debt

      In June 1997, the Company repaid $125 million of its subordinated notes at maturity with cash on hand.

      In connection with the acquisition of NEC, the Company unconditionally assumed all of the obligations of NEC under the NEC 6 1/2% Convertible Subordinated Debentures due 2011 and the related Indenture dated May
      15, 1986.   The  NEC  Debentures are  subject  to a  mandatory  annual redemption of $2.9 million in principal, and as a result of the acquisition of NEC by the Company, are convertible at the option of the holder into cash equal to the product of $21.00 and the number of common shares of NEC into which the NEC Debentures would have been convertible immediately prior to the merger. At July 31, 1997 approximately $54.6 million of the NEC Debentures were outstanding.

      In July 1997, the Company replaced its existing revolving credit agreement with a new revolving credit agreement with 18 banks, pursuant to which the Company may borrow up to $750 million. The new agreement, which expires in July 2002, may be terminated by the Company at any time on three business days notice. The rate of interest payable is determined according to the senior debt rating of the Company and one of four option pricing models. On July 31, 1997, borrowings of $200 million were outstanding at an interest rate of 5.85% and are classified as long-term, as the Company repaid the borrowings in August 1997 with a portion of the proceeds from the issuance of senior notes and debentures.

      In August 1997, the Company issued $500 million of senior notes and debentures to the public. The proceeds of the debt offering have been used in part to repay borrowings outstanding on the Company's revolving credit agreement. The debt is comprised of $150 million 6.70% senior notes due 2007, $200 million 7.20% senior debentures due 2027 and $150 million 7.30% senior debentures due 2097. Interest on the securities is payable semiannually in arrears beginning February 1, 1998.

      In anticipation of the debt offering, the Company entered into several forward interest rate lock agreements which established weighted average effective interest rates of 6.83% for the 10-year notes, 7.29% for the 30-year debentures and 7.40% for the 100-year debentures. In August 1997, the Company paid $20.5 million to settle such agreements, which

                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.    Long-term debt (continued)

      approximated fair value at July 31, 1997, and will be deferred and amortized over the terms of the respective debt.

5.    Stock purchase programs

      The Company's Board  of Directors has authorized  the purchase of up  to
      3.5 million shares of the Company's Common Stock pursuant to its open market stock purchase program. During the nine months ended July 31, 1997, the Company purchased approximately .4 million shares at an average price of $45.56 per share under this buyback program.

6.    Undivided interests in NMG Credit Card Master Trust

      In March 1995, NMG sold all of its Neiman Marcus credit card receivables through a subsidiary to the Neiman Marcus Group Credit Card Master Trust (the Trust ) in exchange for certificates representing undivided interests in such receivables. During the quarter ended April 30, 1997, the Company began to segregate its undivided interests in the Trust from its accounts receivable on the consolidated balance sheets and
      reclassified the prior period financial statements.   The  undivided
      interests in the Trust include the interests retained by NMG's subsidiary which are represented by the Class C Certificate ($54.0 million) and the Seller's Certificate (the excess of the total receivables transferred to the Trust over the portion represented by certificates sold to investors and the Class C Certificate). The undivided interests in the Trust represent investments which the Company intends to hold to maturity in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Due to the short-term revolving nature of the credit card portfolio, the carrying value of the Company's undivided interests in the Trust approximates fair value.

7.    Other current liabilities

      Other current liabilities consisted of the following:

      (In thousands)                            July 31,           October 31,
                                                    1997                  1996

      Unearned subscription income            $  101,918          $    42,290
      Accrued salaries and related                79,950               63,000
      Self-insurance reserves                     47,967               49,569
      Other                                      416,610              237,115
                                              $  646,445          $   391,974

8.    Weighted average shares outstanding

      For the three and nine months ended July 31, 1997, weighted average shares outstanding do not include common stock equivalents because of the loss for those periods.

                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

9.    Subsequent event

      In August 1997, the Company signed a definitive agreement to acquire Churchill Livingstone, a European English-language health sciences publisher, for approximately $92.5 million in cash.

10.   New accounting standards

      On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). This statement provides guidance for distinguishing transfers of financial assets (e.g. securitizations) that are sales from transfers that are secured borrowings. The effect of adopting SFAS 125 was not material to the Company's financial position or results of operations.

      In  February  1997,  the  Financial Accounting  Standards  board  issued
      Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Under the new standard, which must be adopted for periods ending after December 15, 1997, the Company will be required to change the method used to compute earnings per share and to restate prior periods presented. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share calculation, which will replace primary earnings per share, will exclude the dilutive impact of stock options, the Series A Stock and other common share equivalents. The diluted earnings per share calculation, which will replace fully diluted earnings per share, will include common share equivalents. The adoption of SFAS 128 will not have a material impact on earnings per share for the nine month and three month periods ended July 31, 1997 and 1996.

      The Company uses treasury lock agreements (a derivative) as a means of managing interest-rate risk associated with current debt or anticipated debt transactions. The differentials to be received or paid under contracts designated as hedges are deferred and amortized to interest expense over the remaining life of the associated debt. Derivative financial instruments are not held for trading purposes.

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             Results of Operations

The following table presents revenues and operating earnings (loss) by business segment.

                                       Nine Months             Three Months
                                       Ended July 31,          Ended July 31,
(In thousands)                          1997        1996       1997      1996
Revenues:
      Publishing-Harcourt Brace
        operations                $  853,022  $  739,763 $  466,629  $377,131
      Publishing-NEC operations       53,921       -         53,921     -
        Total Publishing             906,943      739,76    520,550   377,131
        Specialty retailing        1,712,582   1,589,381    506,532   474,059
        Professional services         80,846      92,852     24,564    28,022

        Total revenues            $2,700,371  $2,421,996 $1,051,646  $879,212

Operating earnings
      Publishing-Harcourt Brace
        operations                $  126,126  $  113,601 $  178,664  $139,884
      Publishing-NEC operations      (38,119)       -       (38,119)      -
      Purchased in-process
       research and development
       and other charges            (253,727)       -      (253,727)      -
        Total Publishing            (165,720)    113,601   (113,182)  139,884
        Specialty retailing          160,804     142,980     44,180    41,655
      Professional services             (304)      8,502     (2,422)      641
      Professional services
        restructuring charge         (23,500)       -       (23,500)     -
        Total professional
        services                     (23,804)      8,502    (25,922)      641
        Corporate expenses           (26,928)    (23,627)    (7,989)   (7,787)

        Total operating earnings
        (loss)                      ($55,648)    $241,456 ($102,913) $174,393

Nine Months Ended July 31, 1997 Compared To Nine Months Ended July 31, 1996

Publishing

Publishing revenues for the nine months ended July 31, 1997 increased 22.6% to $906.9 million from $739.8 million for the nine months ended July 31, 1996.
The Company's educational publishing group and the newly acquired NEC operations each contributed significantly to the increase in revenues. The educational publishing group's elementary and high school publishing revenues rose as a result of sales in large adoption states such as California and Texas. Revenues at the Company's international group increased primarily due to the acquisition in the first quarter of both a Spanish language medical and health sciences publisher and international distribution rights for Mosby-Year Book health sciences publications. Revenues at the Company's scientific, technical, medical and professional (STMP) publishing group increased modestly in comparison to the prior year due to higher journal revenues at Academic Press.

                            HARCOURT GENERAL, INC.
          MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Publishing (continued)

The publishing segment recorded an operating loss for the nine months ended July 31, 1997 of $165.7 million compared to operating earnings of $113.6 million the same period last year. In connection with the acquisition of NEC, the Company recorded a charge of approximately $195.5 million consisting primarily of the value of purchased in-process research and development. Also during the third quarter of 1997, the publishing business recognized charges of approximately $58.2 million related to the realignment, reorganization and consolidation of its existing businesses. These charges consist primarily of costs to consolidate facilities and the impairment of certain existing assets. Despite these charges, operating earnings at the educational publishing business increased in comparison to the prior year period due primarily to the increased revenues in the elementary and high school publishing businesses. Operating earnings for the STMP publishing group decreased in comparison to the prior year due to lower book sales at W.B. Saunders and the above-mentioned charge, offset in part by improved performance at Academic Press. The results of operations for the NEC businesses are included in the quarter from the date of acquisition, and include amortization of goodwill and acquired intangible assets of approximately $41.7 million.

Specialty Retailing

Specialty retailing results are reported with a lag of one quarter. Accordingly, the operating results of The Neiman Marcus Group, Inc. (NMG) for the thirty-nine weeks ended May 3, 1997 are consolidated with the Company's operating results for the nine months ended July 31, 1997.

Revenues in the thirty-nine weeks ended May 3, 1997 increased $123.2 million or 7.8% over revenues in the thirty-nine weeks ended April 27, 1996. Comparative sales for the period increased 4.4%. Neiman Marcus stores opened in King of Prussia, Pennsylvania in February 1996 and in Paramus, New Jersey in August 1996 also contributed to the overall increase in revenues.

NMG's operating earnings increased 12.5% to $160.8 million in the thirty-nine week period ended May 3, 1997 compared to $143.0 million in 1996. The increase resulted from both higher revenues and improved gross margins during the 1997 period.

Professional Services

Professional services revenues decreased 12.9% to $80.8 million from $92.9 million in the same period last year. The decrease is attributed to lower volume and prices in both group and individual outplacement programs.

Professional services reported an operating loss of $23.8 million compared with operating earnings of $8.5 million in the 1996 period. This loss includes a restructuring charge of $23.5 recorded in the third quarter of 1997, and also reflects the impact of lower revenues in the nine month period as compared to the prior year.

                            HARCOURT GENERAL, INC.
          MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Investment Income

Investment income increased $5.3 million to $26.3 million compared to the same nine month period in 1996. The increase is primarily due to a higher average portfolio balance during the first seven months of the year resulting from the cash proceeds received in October 1996 from NMG s sale of its common stock to
the public.   The portfolio was liquidated in June 1997 in order to partially fund the acquisition of NEC.

Interest Expense

Interest expense increased 7.1% to $66.2 million from $61.9 million in the comparable period last year. The increase reflects higher average borrowings by NMG and, to a lesser extent, incremental interest incurred in connection with borrowings by the Company to partially fund the acquisition of NEC.

Minority Interest

In fiscal 1997, NMG reported net earnings of approximately $91.2 million on a stand-alone basis. In the fourth quarter of 1997 the Company will have fully recovered previously absorbed losses attributable to the minority shareholders, and will thereafter no longer include in its earnings that portion of NMG earnings (currently 47%) attributable to the minority shareholders. Such allocation of earnings will be approximately $5.8 million in the Company's fourth quarter.

      Quarter Ended July 31, 1997 Compared to Quarter Ended July 31, 1996

Publishing

Publishing revenues increased by $143.4 million or 38.0% for the three months ended July 31, 1997 compared to the same period last year. The educational publishing group's revenues increased substantially in comparison to the prior year primarily due to sales of elementary reading and social studies programs and to the acquisition of NEC. Increased revenues at the international publishing group as a result of acquired distribution rights were offset in part by a decline in STMP revenues in comparison to the prior year quarter.

The publishing segment recorded an operating loss for the quarter of $113.2 million compared to operating earnings of $139.9 million the same period last year. In connection with the acquisition of NEC, the Company recorded a charge of approximately $195.5 million consisting primarily of the value of purchased in-process research and development. Also during the quarter, the publishing business recognized charges of approximately $58.2 million related to the realignment, reorganization and consolidation of its existing businesses

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

      Quarter Ended July 31, 1997 Compared to Quarter Ended July 31, 1996
                                  (continued)

Publishing (continued)

charges consist primarily of costs to consolidate facilities and the impairment of certain existing assets. Despite these charges, operating earnings at the educational publishing business increased significantly in comparison to the prior year quarter due primarily to the increased revenues in the elementary and high school publishing businesses. Operating earnings for the STMP and international publishing groups decreased moderately in comparison to the prior year quarter, due in large part to the above-mentioned charge and to a lesser extent to lower book sales at W.B. Saunders. The results of operations for the NEC businesses are included in the quarter from the date of acquisition, and include amortization of goodwill and acquired intangible assets of approximately $41.7 million.

Specialty Retailing

Results of  NMG are reported  with a lag  of one quarter.   Accordingly, NMG's
operating results for its quarter ended May 3, 1997 are consolidated with the Company's operating results for the quarter ended July 31, 1997.

Revenues in the thirteen weeks ended May 3, 1997 increased 6.8% over revenues in the thirteen weeks ended April 27, 1996. The primary factors contributing to the revenue increase were the opening of a new Neiman Marcus store in Paramus, New Jersey in August 1996 and a 9.9% increase in revenues at NM Direct. Comparative sales for the period increased 4.5%.

Operating earnings increased 6.1% to $44.2 million in the thirteen week period ended May 3, 1997 compared to $41.7 million in 1996. This increase was primarily due to higher sales, offset slightly by an increase in markdowns in 1997.

Professional Services

Professional services revenues decreased 12.3% to $24.6 million in the 1997 third quarter from $28.0 million in the 1996 third quarter. The decrease in comparison to the prior year quarter resulted primarily from lower volume, as market conditions continue to be competitive.

The professional services segment reported an operating loss of $25.9 million in the 1997 quarter, which includes a restructuring charge of $23.5 million, as compared to operating earnings of $.6 million in the same period in the prior year.

Investment Income

Investment income decreased $0.6 million to $4.9 million compared with the same period last year, due primarily to a lower average portfolio balance resulting from the use of approximately $554 million in cash and short-term investments to partially fund the acquisition of NEC.

                            HARCOURT GENERAL, INC.
          MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

      Quarter Ended July 31, 1997 Compared to Quarter Ended July 31, 1996
                                  (continued)

Interest Expense

Interest expense increased 19.8% to $24.5 million compared to $20.4 million in last year's third quarter. The increase is primarily due to interest incurred on outstanding borrowings on the Company's revolving credit agreement which were used to partially fund the acquisition of NEC.

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

Cash provided by operating activities for the nine months ended July 31, 1997 was $174.2 million. The publishing and professional services business segments provided $117.5 million of cash from operations and NMG's operations provided $56.7 million. During the nine months ended July 31, 1997, the Company had sufficient cash flows and debt capacity to fund the acquisition of NEC, as well as its working capital, capital expenditure and dividend requirements.

The primary items affecting working capital were decreases in accounts receivable ($84.4 million), inventories ($58.1 million), current liabilities ($12.3 million) and an increase in other current assets of $18.1 million.

The Company paid approximately $854.4 million to acquire NEC in June, 1997. The purchase price was funded with cash and equivalents and short-term investments, in addition to $300 million in borrowings under the Company's revolving credit agreement. The Company's capital expenditures totaled $128.7 million in the nine months ended July 31, 1997. Publishing capital expenditures were $93.6 million and related principally to expenditures for prepublication costs. The Company expects capital expenditures in the publishing business to approximate $150.0 million in fiscal 1997. Specialty retailing capital expenditures in the 1997 period totaled $35.1 million and primarily related to existing store renovations. NMG's capital expenditures in fiscal 1997 were $53.0 million.

In October 1996, NMG sold 8.0 million shares of its common stock to the public at $35.00 per share. The net proceeds were used, together with a additional
3.9 million shares of NMG common stock and bank borrowings, to repurchase all of NMG's outstanding preferred stock from the Company. The Company will no longer receive the annual dividends of approximately $27.1 million from such preferred stock.

Financing activities primarily reflect the proceeds from borrowings by the Company of $316.5 million, used to partially fund the acquisition of NEC, and borrowings by NMG of $200.0 million under their respective revolving credit agreements and uncommitted lines. NMG used the proceeds of its borrowings to fund working capital requirements and to repay $132.0 million of senior notes at maturity. In June 1997, the Company repaid $125 million of its senior debt at maturity and repaid $46 million of outstanding borrowings on NEC's line of credit. Financing activities also include the payment of $37.8 million in dividends and the purchase of approximately .4 million shares of the Company's Common Stock for $20.1 million on the open market at an average price of $45.56 per share.

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                  Liquidity and Capital Resources (continued)

At July 31, 1997, the Company had available $550 million under its revolving credit agreement, which expires in July 2002. Subsequent to quarter end, the Company issued $500 million in senior notes and debentures to the public. Steck-Vaughn had available $3 million under its $20 million revolving credit agreement, which expires in April 1999. At May 3, 1997, NMG had $140 million available under its revolving credit facility, which expires in April 2000.

The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth, the Churchill Livingstone and Steck-Vaughn merger agreements as well as its operating and dividend requirements.

                                    PART II





Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

                10.1 Credit Agreement dated as of July 18, 1997 among the Company, the banks parties thereto, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent, and BankBoston, N.A., as administrative agent.

                11.1   Computation  of  weighted  average   number  of  shares
                       outstanding used in determining primary and fully diluted earnings per share.

                27.1   Financial data schedule


         (b)  Reports on Form 8-K.

              The Company filed a report on Form 8-K on June 19, 1997, as amended by a Form 8-K/A filed on July 25, 1997, describing in
              Item 2 (Acquisition or Disposition of Assets) of Form 8-K its acquisition of National Education Corporation and including financial statements and exhibits and pro forma financial information.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                HARCOURT GENERAL, INC.



Date:    September 15, 1997                     s/John R. Cook
                                                John R. Cook
                                                Senior Vice President and
                                                Chief Financial Officer



Date:     September 15, 1997                    s/Stephen C. Richards
                                                Stephen C. Richards
                                                Vice President and Controller
                                                Principal Accounting Officer