Form 10-K405
period 1997-10-31
HARCOURT GENERAL INC
filed 1998-01-28
CIK 40493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
     Title of Each Class                               On Which Registered
--------------------------------                     ------------------------
Common Stock, $1.00 par value                        New York Stock Exchange
Series A Cumulative Convertible                      New York Stock Exchange
   Stock, $1.00 par value

             Securities registered pursuant to Section 12(g) of the Act:  None

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

             The aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,670,565,412 on January 15, 1998.

             There were 50,765,930 shares of Common Stock, 20,021,600 shares of Class B Stock and 1,122,063 shares of Series A Cumulative Convertible Stock outstanding as of January 15, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the Company's 1997 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on March 13, 1998 are incorporated by reference in Part III of this Report.

                             HARCOURT GENERAL, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997


                                TABLE OF CONTENTS
                                -----------------

PART I                                                                                              PAGE NO.
------                                                                                              --------

             Item 1.          Business                                                                 1
             Item 2.          Properties                                                               5
             Item 3.          Legal Proceedings                                                        6
             Item 4.          Submission of Matters to a Vote of Security Holders                      6

PART II

             Item 5.          Market for the Registrant's Common Equity
                                and Related Stockholder Matters                                        6
             Item 6.          Selected Financial Data                                                  7
             Item 7.          Management's Discussion and Analysis of
                                Financial Condition and Results of Operations                          7
             Item 7A.         Quantitative and Qualitative Disclosures About
                                Market Risk                                                            7
             Item 8.          Financial Statements and Supplementary Data                              7
             Item 9.          Changes in and Disagreements with Accountants
                                on Accounting and Financial Disclosure                                 8

PART III

             Item 10.         Directors and Executive Officers of the Registrant                       8
             Item 11.         Executive Compensation                                                  10
             Item 12.         Security Ownership of Certain Beneficial
                                Owners and Management                                                 10
             Item 13.         Certain Relationships and Related Transactions                          10

PART IV

             Item 14.         Exhibits, Financial Statement Schedules,
                                and Reports on Form 8-K                                               10


Signatures                                                                                           S-1


                                     PART I

ITEM 1.  BUSINESS

         The principal businesses of Harcourt General, Inc., a Delaware corporation formed in 1950 (the "Company"), are publishing and educational services conducted by Harcourt Brace & Company ("Harcourt Brace"), and specialty retailing conducted by The Neiman Marcus Group, Inc. ("NMG"). The Company also has operations in career transition and related professional services.

A.       PUBLISHING AND EDUCATIONAL SERVICES.

         GENERAL. Harcourt Brace, among the world's largest publishing companies, publishes books, scholarly journals and related materials in both print and electronic media for the educational, scientific, technical, medical, professional and trade markets. As a result of the acquisition by the Company in June 1997 of National Education Corporation, Harcourt Brace has expanded into non-traditional educational market segments, including supplemental publishing, information technology training, and distance education.

         ACQUISITION AND INTEGRATION OF NATIONAL EDUCATION CORPORATION. In June 1997 the Company completed the acquisition of National Education Corporation ("NEC") for approximately $854.4 million. The Company currently is in the process of integrating the three principal NEC businesses - ICS Learning Systems ("ICS"), Steck-Vaughn Company ("Steck- Vaughn"), and National Education Training Group ("NETg") - into Harcourt Brace in order to maximize the benefits from relationships and combinations among and between Harcourt Brace's existing businesses and the acquired NEC businesses. In connection with that integration, Harcourt Brace has created three new operating groups:

                  Education and Trade. The Education and Trade group includes the operations of Harcourt Brace School; Holt, Rinehart and Winston; Harcourt Brace College; Steck-Vaughn; and Harcourt Brace Trade. Harcourt Brace School publishes textbooks and related instructional materials for kindergarten through grade 8. Holt, Rinehart and Winston publishes instructional materials for grades 7 through 12. Harcourt Brace College publishes books and other materials for the college and university market under the Harcourt Brace, Saunders and Dryden Press imprints. Steck-Vaughn publishes supplemental educational materials used in elementary, secondary and adult education. Harcourt Brace Trade publishes children's books, general adult fiction and nonfiction hardcover books, and trade paperbacks under the Harvest imprint.

                  Learning and Assessment. The Learning and Assessment group includes the operations of NETg, ICS, The Psychological Corporation, Harcourt Professional Education Group, and Archipelago Productions. NETg develops and sells self-study information technology and related professional training products and services which are delivered by CD-ROM, the internet, and corporate intranets to information technology and human resources professionals and end-users. ICS provides direct marketed distance learning opportunities in vocational, degree and professional self-studies to consumers worldwide.

The Psychological Corporation provides tests and related products and services for educational, psychological, clinical and professional assessment and, through its subsidiary Assessment Systems, provides computerized tests and related services for business and professional credentialing and licensing. Harcourt Professional Education Group conducts review courses under the BAR/BRI name for individuals preparing for bar examinations, as well as live-lecture and computer-based review courses for law and accounting examinations, and publishes print and electronic information resources, including reference guides and newsletters, for financial, legal and human resources professionals. Archipelago Productions is a producer of multimedia educational products and is a developer of distance learning programs.

                  Worldwide Scientific, Technical and Medical. The Worldwide Scientific, Technical and Medical group includes the operations of W.B. Saunders, Academic Press, Churchill Livingstone, and Harcourt Brace Publishers International. W.B. Saunders publishes books, periodicals and electronic products in the health sciences, and advertising-based newsletters for health professionals. Academic Press publishes scholarly books and journals, in print and electronic media, in the life, physical, social and computer sciences. Churchill Livingstone is Europe's largest English-language medical publisher. Harcourt Brace Publishers International is a newly established division, reflecting the increased commitment by Harcourt Brace to both the international distribution of its English language products and the publication of adaptations, translations, and indigenous materials worldwide. In September 1996 Harcourt Brace Publishers International acquired the exclusive right to market and sell the professional medical publications of Mosby-Year Book in most parts of the world outside of the United States, and in fiscal 1997 completed the acquisitions of both Doyma Libros (now Harcourt Brace de Espana), a leading Spanish-language medical publisher, and Churchill Livingstone.

         COMPETITION. Numerous companies compete in all of the markets in which the Company's publishing and educational services businesses operate. The Company believes that the principal competitive factors in connection with these businesses are the breadth, quality, timeliness, and price of products and services; customer service and support; the ability to acquire intellectual property rights; editorial, marketing, and distribution capabilities; the ability to maintain key vendor alliances; the reputation of the Company; and the Company's financial and management resources.

B.       SPECIALTY RETAILING.

         The Company owns approximately 53% of the outstanding equity of NMG, which operates Neiman Marcus Stores, Bergdorf Goodman and NM Direct.

         NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On October 29, 1997, NMG filed an Annual Report on Form 10-K with respect to its fiscal year ended August 2, 1997. Set forth below is a brief description of the businesses of NMG. For further information with respect to NMG, reference may be made to the NMG Annual Report on Form 10-K and to subsequent reports and other information filed by NMG from time to time with the Securities and Exchange Commission.

         NEIMAN MARCUS STORES. Neiman Marcus Stores is a high fashion specialty retailer which offers primarily women's and men's apparel, fashion accessories, and gifts. As of October 31, 1997, Neiman Marcus operated 30 stores in 27 cities. The average Neiman Marcus store size is 142,000 gross square feet and the stores range in size from 90,000 gross square feet to 269,000 gross square feet. Neiman Marcus opened new stores in Short Hills, New Jersey in August 1995, King of Prussia, Pennsylvania in February 1996 and Paramus, New Jersey in August 1996. A new Neiman Marcus store in Honolulu's Ala Moana Center is currently under construction and is expected to open in September 1998, and Neiman Marcus plans to open new stores in Palm Beach, Florida in the fall of 1999, Coral Gables, Florida in 2000, and Oyster Bay, New York in 2001. Neiman Marcus also plans to open a new store in Plano, Texas in 2001 which will replace the existing Prestonwood store near Dallas, and a new store at the Memorial City Mall in Houston which will replace the existing Town & Country store in Houston.

         BERGDORF GOODMAN. The core of Bergdorf Goodman's offerings includes high end women's and men's apparel and unique fashion accessories from leading designers. Bergdorf Goodman also features traditional and contemporary decorative home accessories, precious jewelry, gifts and gourmet foods. NMG operates two Bergdorf Goodman stores in Manhattan at 58th Street and Fifth Avenue. The main Bergdorf Goodman store consists of 250,000 gross square feet and offers high fashion women's apparel and accessories, home furnishings and gifts. Bergdorf Goodman Men consists of 66,000 gross square feet and features high end men's apparel and accessories. Bergdorf Goodman also operates a direct marketing business.

         NM DIRECT. NM Direct operates an upscale direct marketing business, which primarily offers women's apparel under the Neiman Marcus name and, through its Horchow catalogue, offers hard goods such as quality home furnishings, tabletop, linens and decorative accessories to its domestic and international customers. NM Direct also offers a broad range of more modestly priced items through its Trifles and Grand Finale lines and annually publishes the world famous Neiman Marcus Christmas Catalogue. In January 1998, NMG acquired The Chef's Catalog, Inc., a leading direct marketer of gourmet cookware and other high-end kitchenware.

         COMPETITION. The specialty retail industry is highly competitive and fragmented, and NMG competes with large specialty retailers, traditional and better department stores, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms. NMG competes for customers principally on the basis of quality, assortment and presentation of merchandise, customer service, sales and marketing programs and value, and it competes for quality merchandise and assortment principally based on relationships with designer resources and purchasing power. NMG's apparel business is especially dependent upon its relationship with these designer resources. Neiman Marcus Stores and Bergdorf Goodman also compete for customers on the basis of store ambience, and for real estate opportunities principally on the basis of their ability to attract customers. NM Direct competes principally on the basis of quality, assortment and presentation of merchandise, customer service, price and speed of delivery.

C.       PROFESSIONAL SERVICES.

         The Company believes that its career transition business, Drake Beam Morin, Inc. ("DBM"), is the world's leading organizational and individual transition consulting firm. DBM assists organizations and individuals worldwide in outplacement; career and transition management; and employee selection and performance evaluation. The Company believes that the principal competitive factors for DBM are quality of service, including the ability to respond promptly to clients' needs for services, and price. The Company expects that its DBM operations will become part of the Harcourt Brace Learning and Assessment group during fiscal 1998.

D.       DISCONTINUED OPERATIONS.

         On June 30, 1995, NMG sold its Contempo Casuals subsidiary to The Wet Seal, Inc. for approximately 250,000 shares of Wet Seal Class A Common Stock and $100,000 in cash.

E.       CERTAIN ADDITIONAL INFORMATION.

         1.       EMPLOYEES

                                                  Number of                   Percentage of Employees
                             Number of            Employees Who                Covered by Collective
                             Employees            Are Part-time                Bargaining Agreements
                             ---------            -------------                ---------------------
Harcourt Brace
 & Company
 (including NEC)              6,000                    200                             4%

The Neiman
  Marcus Group               12,000                  1,400                             1%

Drake Beam Morin                400                     10                            None

Corporate                       100                   None                            None

             The figures in the above table are approximate as of October 31, 1997. The Company believes that its relations with its employees are generally good.

         2.    CAPITAL EXPENDITURES; SEASONALITY; LIQUIDITY; CAPITAL RESOURCES

         For a review of the Company's financial results for fiscal 1997, including information on capital expenditures, seasonality, liquidity, capital resources and other financial information, reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of

Operations" section on pages 23 through 27 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1997 (the "1997 Annual Report"), which information is incorporated herein.

         3.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The information set forth under the heading "Additional Financial Information" in Note 2 of the Notes to Consolidated Financial Statements on page 36 of the 1997 Annual Report is incorporated herein.

         4.       EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the heading "Executive Officers" in
Item 10 below is incorporated herein.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters, as well as the corporate headquarters for NMG and DBM, are located in leased facilities in Chestnut Hill, Massachusetts, a suburb of Boston.

         The operational headquarters for Harcourt Brace are located in Orlando, Florida. At October 31, 1997, Harcourt Brace operated out of approximately 4.8 million square feet of office and distribution facilities throughout the world, consisting of approximately 136,000 square feet of owned office facilities, 2.7 million square feet of leased office facilities, 1.3 million square feet of owned distribution facilities, and 687,000 square feet of leased distribution facilities.

         NMG's operating divisions are headquartered in leased or owned facilities in Dallas (Neiman Marcus Stores), New York City (Bergdorf Goodman), and Irving, Texas (NM Direct). At October 31, 1997, the approximate square footage used in NMG's operations was as follows:

                                                       Owned
                                                       Subject to
                                     Owned             Ground Lease          Leased           Total
                                     -----             ------------          ------           -----

Stores ...................          348,000              1,934,000          2,298,000       4,580,000

Distribution, support
and office facilities and
clearance centers ..              1,154,000                      0            591,000       1,745,000

         Leases for Neiman Marcus stores, including renewal options, range from 30 to 99 years. The lease on the Bergdorf Goodman main store expires in 2050 and the lease on the Bergdorf Goodman Men's store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals, and a majority of leases provide for additional rentals based on sales in excess of predetermined levels. NMG owns approximately 50 acres of land in Las Colinas, Texas, where its NM Direct operations are located in a 690,000 square foot facility, and approximately 34 acres of land in Longview, Texas where its National Service Center is located in a 464,000 square foot facility. NMG operates five small clearance centers which provide an outlet for the sale of marked down merchandise from Neiman Marcus Stores, Bergdorf Goodman and NM Direct. These facilities and clearance centers are included in the table above.

         At October 31, 1997, DBM conducted its business from 63 leased offices in 30 states and 23 leased offices in six other countries, and maintained a network of licensed service providers in 26 other countries.

         For additional information about the properties of the Company, see
Item 1 above and the information contained in Note 13 of the Notes to Consolidated Financial Statements under the heading "Leases" on page 43 of the 1997 Annual Report, which is incorporated herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The following information contained in the 1997 Annual Report is incorporated herein:

         (i) "Dividends per share" in Note 17 of the Notes to Consolidated Financial Statements on page 46 of the 1997 Annual Report; and

         (ii) "Stock Information" (including the accompanying table and text) on page 50 of the 1997 Annual Report. In addition to the information set forth therein with respect to the Company's Common Stock and Series A Cumulative Convertible Stock, the Company's Class B Stock is subject to significant restrictions on transfer and is not listed or traded on any exchange or in any market. As of January 15, 1998, there were 1,673 record holders of Class B Stock. For further information with respect to the Class B Stock, including the ownership by the family of Richard
         A. Smith (the Chairman and Chief Executive Officer of the Company) of 99.8% of the Class B stock, reference is made to the information contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 6.       SELECTED FINANCIAL DATA

         The response to this Item is contained in the 1997 Annual Report under the caption "Five Year Summary (Unaudited)" on page 48 and is incorporated herein.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The response to this Item is contained in the 1997 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 27 and is incorporated herein.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK

         The market risk inherent in the Company's financial instruments and position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

         At October 31, 1997, the fair value of the Company's fixed-rate debt was estimated at $1.02 billion using quoted market prices and comparable publicly-traded issues. Such fair value exceeded the carrying value at October 31, 1997 by approximately $47.2 million. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates, and amounted to approximately $58.6 million at October 31, 1997.

         Subsidiaries of the Company had approximately $314.0 million of variable rate borrowings outstanding under revolving credit agreements, which approximated fair value, at October 31, 1997. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $1.9 million negative effect on the Company's earnings and cash flows.

         For additional information about the Company's financial instruments, see Notes 1, 8 and 16 of the Notes to Consolidated Financial Statements, beginning, respectively, on pages 33, 39, and 45 of the 1997 Annual Report.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and supplementary data set forth in Item 14 are incorporated herein.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.
                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A.  DIRECTORS

         The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's officers and directors is contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein.

         B.  EXECUTIVE OFFICERS

         Below is the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

Richard A. Smith - 73
         Chairman of the Company and of The Neiman Marcus Group, Inc.; Chief Executive Officer of the Company and of The Neiman Marcus Group, Inc. since January 15, 1997 and prior to December 1991; Chairman, President (until November 1, 1995) and Chief Executive Officer of GC Companies, Inc. since December 1993; Director of The Neiman Marcus Group, Inc. and GC Companies, Inc. Mr. Smith is the father of Robert A. Smith and the father-in-law of Brian J. Knez, who are Presidents and Co-Chief Operating Officers and directors of the Company. Mr. Smith is the uncle of Jeffrey R. Lurie, a director of the Company.

Robert A. Smith - 38
         President and Co-Chief Operating Officer of the Company and President and Chief Operating Officer of The Neiman Marcus Group, Inc. since January 15, 1997; Group Vice President of the Company and of The Neiman Marcus Group, Inc. prior thereto; President and Chief Operating Officer of GC Companies, Inc. since November 1995. Director of The Neiman Marcus Group, Inc. Mr. Smith is the son of Richard A. Smith, Chairman and Chief Executive Officer of the Company, the brother-in-law of Brian
         J. Knez, who is also President and Co-Chief Operating Officer and a director of the Company, and the cousin of Jeffrey R. Lurie, a director of the Company.

Brian J. Knez - 40
         President and Co-Chief Operating Officer of the Company since January 15, 1997; President and Chief Executive Officer of Harcourt Brace & Company since May 1995; President of the Scientific, Technical, Medical and Professional Group of Harcourt Brace from 1993 to May 1995; Group Vice President of the Scientific, Technical and Medical Group of Harcourt Brace from 1991 to 1993; Director of The Neiman Marcus Group, Inc. and Open Market, Inc. Mr. Knez is the son-in-law of Richard A. Smith, Chairman and Chief Executive Officer of the Company, and the brother-in-law of Robert A. Smith, who is also President and Co-Chief Operating Officer and a director of the Company.

John R. Cook - 56
         Senior Vice President and Chief Financial Officer of the Company and of The Neiman Marcus Group, Inc.; Director of The Neiman Marcus Group, Inc.

Eric P. Geller - 50
         Senior Vice President, General Counsel and Secretary of the Company and of The Neiman Marcus Group, Inc.

Peter Farwell - 54
         Vice President - Corporate Relations of the Company and of The Neiman Marcus Group, Inc.

Paul F. Gibbons - 46
         Vice President and Treasurer of the Company and of The Neiman Marcus Group, Inc.

Gerald T. Hughes - 41
         Vice President-Human Resources of the Company and of The Neiman Marcus Group, Inc. since June 1994; Associate General Counsel of the Company and of The Neiman Marcus Group, Inc. with responsibility for labor and employment matters prior thereto.

Catherine N. Janowski - 37
         Vice President and Controller of the Company and of The Neiman Marcus Group, Inc. since November 1997. Director, Corporate Accounting of the Company and of The Neiman Marcus Group, Inc. from August 1993 until November 1997. Manager, Corporate Accounting and International Financial Analysis of Ocean Spray Cranberries, Inc. prior thereto.

Michael F. Panutich - 49
         Vice President - General Auditor of the Company and of The Neiman Marcus Group, Inc. since June 1993; Vice President - Accounting of the Company and of The Neiman Marcus Group, Inc. prior thereto.

ITEM 11.       EXECUTIVE COMPENSATION

         The response to this Item is contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Directors' Compensation", "Executive Compensation" and "Transactions Involving Management" and is incorporated herein.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The response to this Item is contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this Item is contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Transactions Involving Management" and is incorporated herein.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

14(a)(1)       FINANCIAL STATEMENTS

               The documents listed below are incorporated herein by reference to the Company's 1997 Annual Report to Shareholders:

                      Consolidated Balance Sheets - October 31, 1997 and 1996.

                      Consolidated Statements of Operations for the fiscal years ended October 31, 1997, 1996, and 1995.

                      Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1997, 1996 and 1995.

                      Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1997, 1996 and 1995.

                      Notes to Consolidated Financial Statements.

                      Independent Auditors' Report.

14(a)(2)       CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

             The document and schedule listed below are filed as part of this Form 10-K:

                                                                                           Page In
                                                                                          Form 10-K
                                                                                          ---------
             Independent Auditors' Report on Consolidated Financial
              Statement Schedule                                                             F-1

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

14(b)  REPORTS ON FORM 8-K.

       The Company did not file any reports on Form 8-K during the quarter ended October 31, 1997.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HARCOURT GENERAL, INC.


                                            By:  S/ RICHARD A. SMITH
                                               ------------------------------
                                               Richard A. Smith, Chairman
                                               and Chief Executive Officer
Dated: January 28, 1998

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

             SIGNATURE                         TITLE                                         DATE
             ---------                         -----                                         ----

PRINCIPAL EXECUTIVE
OFFICER:


  S/RICHARD A. SMITH                      Chairman and Chief                              January 28, 1998
------------------------------            Executive Officer
Richard A. Smith

PRINCIPAL FINANCIAL
OFFICER:


  S/JOHN R. COOK                          Senior Vice President and                       January 28, 1998
---------------------------               Chief Financial Officer
John R. Cook

PRINCIPAL ACCOUNTING
OFFICER:


  S/CATHERINE N. JANOWSKI                 Vice President and                              January 28, 1998
---------------------------               Controller
Catherine N. Janowski



                                                    DIRECTORS:
                                                    ----------

  S/WILLIAM F. CONNELL                                                                    January 28, 1998
---------------------------
William F. Connell


                                                                                          January   , 1998
---------------------------
Gary L. Countryman


  S/JACK M. GREENBERG                                                                     January 28, 1998
---------------------------
Jack M. Greenberg


  S/BRIAN J. KNEZ                                                                         January 28, 1998
---------------------------
Brian J. Knez


  S/JEFFREY R. LURIE                                                                      January 28, 1998
---------------------------
Jeffrey R. Lurie


  S/LYNN MORLEY MARTIN                                                                    January 14, 1998
---------------------------
Lynn Morley Martin


  S/MAURICE SEGALL                                                                        January 28, 1998
---------------------------
Maurice Segall


  S/ROBERT A. SMITH                                                                       January 28, 1998
---------------------------
Robert A. Smith


  S/PAULA STERN                                                                           January 14, 1998
---------------------------
Paula Stern


  S/HUGO UYTERHOEVEN                                                                      January 21, 1998
---------------------------
Hugo Uyterhoeven


  S/CLIFTON R. WHARTON, JR.                                                               January 28, 1998
---------------------------
Clifton R. Wharton, Jr.


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Harcourt General, Inc.
Chestnut Hill, Massachusetts

We have audited the consolidated financial statements of Harcourt General, Inc. and its subsidiaries (the "Company") as of October 31, 1997 and 1996, and for each of the three years in the period ended October 31, 1997, and have issued our report thereon dated December 8, 1997. Such consolidated financial statements and report are included in the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 14(a)(2). The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


Boston, Massachusetts
December 8, 1997

                                                                   SCHEDULE VIII

                     HARCOURT GENERAL, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       THREE YEARS ENDED OCTOBER 31, 1997
                                 (In thousands)



        COLUMN A                              COLUMN B               COLUMN C               COLUMN D        COLUMN E

                                                                     ADDITIONS
                                                               -----------------------
                                                                             Charged
                                              Balance at       Charged to    to Other
                                              Beginning        Costs and     Accounts-     Deductions-     Balance at
        Description                           of Period        Expenses      Describe      Describe        End of Period
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED OCTOBER 31, 1997

Allowance for doubtful accounts                $15,132           13,485     13,775(B)      10,374(C)          $32,018
(deducted from accounts receivable)

Allowance for book returns (A)                 $53,189          102,175      3,915(B)      93,368(D)          $65,911
(deducted from accounts receivable)

YEAR ENDED OCTOBER 31, 1996

Allowance for doubtful accounts                $17,897            5,405          -          8,170(C)          $15,132
(deducted from accounts receivable)

Allowance for book returns (A)                 $49,403           94,182        (94)        90,302(D)          $53,189
(deducted from accounts receivable)

YEAR ENDED OCTOBER 31, 1995

Allowance for doubtful accounts                $13,492            8,829          -          4,424(C)          $17,897
(deducted from accounts receivable)

Allowance for book returns (A)                 $49,091           82,548        437         82,673(D)          $49,403
(deducted from accounts receivable)



(A) Reflects gross allowance netted against accounts receivable. Reserves for returns to inventory and recovery of royalties payable are netted directly against those balances and are not material.

(B) Reflects additions to the allowance from acquisitions during the year.

(C) Write-off of uncollectible accounts net of recoveries.

(D) Books actually returned during the year.

                                  EXHIBIT INDEX





       3.1 Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997.

       3.2 By-Laws of the Company, as amended, incorporated herein by reference to Exhibit 3.2 to the Company's
                      Annual Report on Form 10-K for the fiscal year ended
                      October 31, 1991.

       4.1            Indenture, dated as of May 1, 1987, between the Company
                      and Manufacturers Hanover Trust Company, as Trustee and
                      Terms Agreement, dated March 16, 1988, among the Company,
                      The First Boston Corporation and Salomon Brothers Inc relating to the Company's 9 1/2% Subordinated Notes due 2000,
                      incorporated herein by reference to Exhibit 1 to the Company's
                      Report on Form 8-K, dated March 16, 1988.

       4.2 Indenture dated as of April 23, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's 8 1/4% Senior Notes Due 2002 and the
                      Company's 8 7/8% Senior Debentures Due 2022, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3,
                      File No. 33-46148.

       4.3 First Supplemental Indenture dated as of August 5, 1997 between the Company and Bankers Trust Company, as Trustee, relating to the Company's 6.70% Senior
                      Notes Due 2007, the Company's 7.20% Senior Debentures
                      Due 2027, and the Company's 7.30% Senior Debentures
                      Due 2097, incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3,
                      File No. 333-30621.

       4.4            Indenture dated as of May 15, 1986 between National
                      Education Corporation and Continental Illinois National
                      Bank and Trust Company of Chicago, as Trustee, incorporated herein by reference to Exhibit 4.2 to Amendment



                      No. 1 to National Education Corporation's Registration
                      Statement on Form S-3, File No. 33-5552.

       4.5            Tripartite Agreement dated as of June 1, 1990 among National
                      Education Corporation, IBJ Schroder Bank & Trust Company
                      and Continental Bank, National Association, as resigning Trustee, incorporated herein by reference to Exhibit 4 to National
                      Education Corporation's Quarterly Report on Form 10-Q for
                      the quarter ended June 30, 1990, File No. 1-6981.

       4.6            First Supplemental Indenture dated as of July 21, 1997 among
                      National Education Corporation, Harcourt General, Inc., and
                      IBJ Schroder Bank & Trust Company, incorporated herein by reference to Exhibit 4 the Company's Registration Statement on Form 8-A, dated July 22, 1997, File No. 1-4925.

       4.7            Smith-Lurie/Marks Stockholders' Agreement, dated
                      December 29, 1986, incorporated herein by reference to
                      Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.

       *10.1 1988 Stock Incentive Plan, incorporated herein by reference to Exhibit 28.1 to the Company's Registration Statement on
                      Form S-8, File No. 33-26079.

       *10.2          1997 Incentive Plan.

       *10.3 1983 Key Executive Stock Purchase Loan Plan, as amended, incorporated herein by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1984.

       *10.4 Executive Medical Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

       *10.5(a) Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10.9 to the Company's
                      Annual Report on Form 10-K for the fiscal year ended
                      October 31, 1988.

       *10.5(b)       Amendment to Supplemental Executive Retirement Plan, dated
                      October 26, 1990, incorporated herein by reference to
                      Exhibit 10.7(b) to the Company's Annual Report on Form
                      10-K for the fiscal year ended October 31, 1990.


       *10.6 Deferred Compensation and Retirement Income Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

       *10.7(a) Amended and Restated Deferred Compensation Agreement, dated August 27, 1990, between the Company and Richard A. Smith, incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

       *10.7(b) Deferred Compensation Agreement dated as of December 15, 1994, between the Company and Richard A. Smith, incorporated herein by reference to Exhibit 10.9(b) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

       *10.8 Split Dollar Life Insurance Agreement, dated as of June 21, 1990, by and between the Company and the Richard and Susan Smith 1990 Issue Trust, under a Declaration of Trust dated as of April 3, 1990, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

       *10.9 Key Employee Deferred Compensation Plan, as amended, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

       *10.10 Resignation Agreement dated as of December 17, 1996 by and between the Company and Robert J. Tarr, Jr., incorporated herein by reference to Exhibit 10.15(c) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

       10.11 Intercompany Services Agreement, dated as of July 24, 1987, between the Company and NMG, incorporated herein by reference to Exhibit 10.17(c) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1987.

       10.12 Amended and Restated Intercompany Services Agreement dated as of November 1, 1995, between the Company and GC Companies, Inc., incorporated herein by reference to

                      Exhibit 10.11(b) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

       10.13 Reimbursement and Security Agreement, dated as of December 14, 1993, between the Company and GC Companies, Inc., incorporated herein by reference to
                      Exhibit 10.12 to the Company's Annual Report on
                      Form 10-K for the fiscal year ended October 31, 1993.

       10.14 Credit Agreement dated as of July 18, 1997 among the Company, the banks listed therein, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent, and BankBoston, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

       10.15          Credit Agreement dated as of October 29, 1997 among
                      The Neiman Marcus Group, Inc., the banks listed therein, Bank of America National Trust and Savings Association, as syndication agent, The Chase Manhattan Bank, as documentation agent, and Morgan Guaranty Trust Company of New York, as administrative agent, incorporated herein by reference to Exhibit 10.1 to The Neiman Marcus Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 1, 1997, File No. 1-9659.

       10.16 Receivables Purchase Agreement dated as of March 1, 1995 between The Neiman Marcus Group, Inc. and Neiman Marcus Funding Corporation, incorporated herein by reference to
                      Exhibit 10.1 to Neiman Marcus Group Credit Card Master Trust's Registration Statement on Form S-3, File No. 33-88098.

       10.17 Exchange and Repurchase Agreement, incorporated herein by reference to Exhibit 10.1 to The Neiman Marcus Group, Inc.'s Registration Statement on Form S-3, File No. 333-11721.

       10.18 Agreement and Plan of Merger among the Company, Nick Acquisition Corporation and National Education Corporation, dated as of May 12, 1997, incorporated herein by reference to Exhibit 11(c)(1) to Amendment No. 3 to the Company's Schedule 14D-1, dated May 14, 1997, File No. 1-4925.

       10.19 Agreement and Plan of Merger, dated as of September 29, 1997, by and among the Company, Steck-Vaughn


                      Publishing Corporation, National Education Corporation, and SV Acquisition Corporation, incorporated herein by reference to Appendix A to Exhibit D to Steck-Vaughn
                      Publishing Corporation's Schedule 13E-3, dated October 6,
                      1997, File No. 0-21730.

       11.1           Computation of Average Number of Shares Outstanding Used
                      In Determining Primary and Fully Diluted Earnings Per
                      Share.

       13.1 The following sections of the 1997 Annual Report to Stockholders ("1997 Annual Report") which are expressly incorporated by reference into this Annual Report on Form
                      10-K:

                           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations at pages 23 through 27 of the 1997 Annual Report.

                           Consolidated Financial Statements and the Notes thereto at pages 28 through 46 of the 1997 Annual
                           Report.

                           Independent Auditors' Report at page 47 of the 1997
                           Annual Report.

                           The information appearing under the caption "Five
                           Year Summary (Unaudited)" on page 48 of the 1997
                           Annual Report.

                           The information appearing under the caption "Stock
                           Information" (including the accompanying tables and text) on page 50 of the 1997 Annual Report.

       21.1           Subsidiaries of the Company.

       23.1           Consent of Deloitte & Touche LLP.

       27.1           Financial Data Schedule.