Form 10-Q
period 1998-01-31
HARCOURT GENERAL INC
filed 1998-03-17
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                     January 31, 1998

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


YES   X           NO



As of March 6, 1998, the number of outstanding shares of each of the issuer's classes of common stock was:


          Class                                        Outstanding Shares
Common Stock, $1.00 Par Value                               50,836,177
Class B Stock, $1.00 Par Value                              20,021,329

[PAGE]





                             HARCOURT GENERAL, INC.

                                   I N D E X




Part I.     Financial Information                                 Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
            January 31, 1998 and October 31, 1997                       1

            Condensed Consolidated Statements of Operations
            for the Three Months Ended January 31, 1998 and 1997        2


            Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended January 31, 1998 and 1997        3


            Notes to Condensed Consolidated Financial Statements        4-5

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         6-9



Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                            10


Signatures                                                              11


Exhibit 27.1                                                            12

[PAGE]


                                         HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
   (In thousands)
                                                               (Unaudited)
                                                               January 31,          October 31,
                                                                      1998                 1997
                                                               -----------         ------------
   Assets
   Current assets:
     Cash and equivalents                                       $  155,800           $   82,644
     Undivided interests in NMG Credit
        Card Master Trust                                          177,268              128,341
     Accounts receivable, net                                      335,132              397,675
     Inventories                                                   785,288              676,357
     Deferred income taxes                                         120,546              120,546
     Other current assets                                           73,266               79,353
                                                               -----------          -----------
       Total current assets                                      1,647,300            1,484,916
                                                               -----------          -----------
   Property and equipment, net                                     597,679              593,892

   Other assets:
     Prepublication costs, net                                     200,897              201,953
     Intangible assets, net                                      1,313,796            1,299,227
     Other                                                         195,667              201,405
                                                               -----------          -----------
       Total other assets                                        1,710,360            1,702,585
                                                               -----------          -----------
       Total assets                                            $ 3,955,339          $ 3,781,393
                                                               ===========          ===========

   Liabilities and Shareholders' Equity
   Current liabilities:
     Notes payable and current maturities of
       long-term liabilities                                   $    76,987          $    14,439
     Accounts payable                                              364,860              346,386
     Taxes payable                                                  20,679               19,433
     Other current liabilities                                     735,674              613,011
                                                               -----------          -----------
       Total current liabilities                                 1,198,200              993,269
                                                               -----------          -----------
   Long-term liabilities:
     Notes and debentures                                        1,275,064            1,289,889
     Other long-term liabilities                                   284,263              274,840
                                                               -----------          -----------
       Total long-term liabilities                               1,559,327            1,564,729
                                                               -----------          -----------

   Deferred income taxes                                           143,435              143,435

   Minority interest                                               238,787              234,422

   Shareholders' equity:
     Preferred stock                                                 1,122                1,125
     Common stock                                                   70,789               70,755
     Paid-in capital                                               745,077              744,932
     Cumulative translation adjustments                             (9,478)              (7,113)
     Retained earnings                                               8,080               35,839
                                                               -----------          -----------
       Total shareholders' equity                                  815,590              845,538
                                                               -----------          -----------
       Total liabilities and shareholders' equity              $ 3,955,339          $ 3,781,393
                                                               ===========          ===========


   See Notes to Condensed Consolidated Financial Statements.

[PAGE]

                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
   (In thousands except
   for per share amounts)                                            For the three months
                                                                       ended January 31,
                                                                --------------------------------
                                                                     1998                  1997
                                                               -----------          -----------
   Revenues                                                      $ 900,624             $768,698

   Costs applicable to revenues                                    502,544              454,836
   Selling, general and administrative expenses                    362,616              270,873
   Corporate expenses                                                8,880               10,703
                                                               -----------          -----------

   Operating earnings                                               26,584               32,286

   Investment income                                                 1,416               10,594
   Interest expense                                                (26,651)             (20,650)
                                                               -----------          -----------

   Earnings before income taxes and
      minority interest                                              1,349               22,230

   Income taxes                                                       (513)              (7,558)
                                                               -----------          -----------

   Earnings before minority interest                                   836               14,672

   Minority interest in earnings of subsidiaries,
     net of income taxes                                           (15,282)                 -
                                                               -----------          -----------

   Net earnings (loss)                                           ($ 14,446)            $ 14,672
                                                               ===========          ===========

   Weighted average number of common and common equivalent shares outstanding

     Basic                                                          70,786               71,000
                                                                  ========             ========
     Diluted                                                        70,786               72,380
                                                                  ========             ========

   Earnings (loss) per common share:

     Basic                                                         ($  .21)             $   .20
                                                                  ========             ========
     Diluted                                                       ($  .21)             $   .20
                                                                  ========             ========

   Dividends per share:
     Common Stock                                                   $  .19              $   .18
                                                                  ========             ========
     Class B Stock                                                  $ .171              $  .162
                                                                  ========             ========
     Series A Stock                                                 $.2165              $ .2055
                                                                  ========             ========

   See Notes to Condensed Consolidated Financial Statements.

[PAGE]

                                         HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

   (In thousands)

                                                                         For the three months
                                                                           ended January 31,
                                                                         ---------------------
                                                                      1998                 1997
                                                                 ---------             --------
   Cash flows from operating activities:
     Net earnings (loss)                                         ($ 14,446)            $ 14,672
     Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
   Depreciation and amortization                                    71,012               50,912
   Minority interest                                                15,282                  -
   Other items                                                         172                  248
   Changes in assets and liabilities:
     Accounts receivable                                            62,543               78,902
     Inventories                                                  (108,931)             (95,079)
     Other current assets                                            6,087                 (413)
     Accounts payable and current
       liabilities                                                 110,260               43,140
                                                               -----------          -----------

   Net cash provided by operating activities                       141,979               92,382
                                                               -----------          -----------

   Cash flows from investing activities:
     Capital expenditures                                          (52,632)             (33,893)
     Purchases of available-for-sale investments                         -             (154,547)
     Maturities of available-for-sale investments                        -               97,246
     Purchases of held-to-maturity securities                     (164,817)            (147,332)
     Maturities of held-to-maturity securities                     115,890              104,780
     Acquisitions and other investing activities                         -              (11,946)
                                                               -----------          -----------

   Net cash used for investing activities                         (101,559)            (145,692)
                                                               -----------          -----------

   Cash flows from financing activities:
     Proceeds from borrowings                                       48,656              148,506
     Repayment of debt                                                (463)             (52,000)
     Cash dividends paid                                           (13,313)             (12,629)
     Repurchase of Common Stock                                          -              (20,139)
     Other equity transactions                                      (2,144)                  46
                                                               -----------          -----------

   Net cash provided by financing activities                        32,736               63,784
                                                               -----------          -----------

   Cash and equivalents
     Increase during the period                                     73,156               10,474
     Beginning balance                                              82,644              532,862
                                                               -----------          -----------
     Ending balance                                              $ 155,800            $ 543,336
                                                               ===========          ===========
   See Notes to Condensed Consolidated Financial Statements.

[PAGE]

                             HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.    Basis of presentation

      The Condensed Consolidated Financial Statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements of The Neiman Marcus Group, Inc. (NMG) are consolidated with a lag of one fiscal quarter. NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934. The Company owns approximately 53% of the common stock of NMG. The Company does not include in its earnings that portion of NMG earnings (currently 47%) attributable to the minority shareholders.

      The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.    Acquisition of minority interest in Steck-Vaughn Publishing Corporation

      On January 30, 1998, the Company completed its acquisition of the minority interest in Steck-Vaughn Publishing Corporation for $14.75 per share, or approximately $40.5 million. The consideration due to the former shareholders of Steck-Vaughn, which was paid in full in February 1998, is included in other current liabilities on the balance sheet at January 31, 1998. The transaction also had the effect of increasing goodwill by $29.7 million and decreasing the Company's minority interest by $10.9 million on its balance sheet.

3.    Earnings per share

      Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the net earnings (loss) and the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:

                                                     Three Months Ended
                                              --------------------------------
      (in thousands)                          January 31,          January 31,
                                                    1998                  1997
                                              -----------          -----------
      Net earnings (loss)                        ($14,446)            $ 14,672
      Less:  dividends on Series A Cumulative
        Convertible Stock                            (243)                (236)
                                              -----------          -----------

      Net earnings (loss) for computation
        of basic EPS                              (14,689)              14,436

      Add:  dividends on assumed conversion
        of Series A Cumulative Convertible Stock      -                    236
                                              -----------          -----------
      Net earnings (loss) for computation
        of diluted EPS                           ($14,689)            $ 14,672
                                              ===========          ===========

      (in thousands of shares)

      Shares for computation of basic EPS          70,786               71,000
      Add:  assumed conversion of Series A
        Cumulative Convertible Stock                   -                 1,263
      Add:  effect of assumed option exercises         -                   117
                                              -----------          -----------
      Shares for computation of diluted EPS        70,786               72,380
                                              ===========          ===========

      Options to purchase 742,107 shares of common stock and the assumed conversion of 1,122,000 shares of Series A Cumulative Convertible Stock were not included in the computation of diluted EPS because of the net loss in the first quarter in 1998.

[PAGE]

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             Results of Operations

Three Months Ended January 31, 1998 Compared to Three Months Ended January 31,
                                     1997

The following table illustrates revenues and operating earnings (loss) by business segment for the three months ended January 31.


(In thousands)                                      1998              1997
Revenues:                                    -----------        ----------
  Publishing and educational services           $320,125          $224,595
  Specialty retailing                            580,499           544,103
                                             -----------        ----------
    Total revenues                              $900,624          $768,698
                                             ===========        ==========

Operating earnings (loss):
  Publishing and educational services          ($ 27,567)        ($ 19,323)
  Specialty retailing                             63,031            62,312
  Corporate expenses                              (8,880)          (10,703)
                                             -----------        ----------
    Total operating earnings                    $ 26,584          $ 32,286
                                             ===========        ==========

Publishing and Educational Services

Revenues from Harcourt Brace publishing and educational services businesses increased $95.5 million, or 42.5%, compared to the same period last year, primarily as a result of revenues generated by the NEC entities acquired in June 1997. The Education and Trade Group revenues rose 37.7% to $93.1 million, reflecting primarily the addition of the Steck-Vaughn supplemental educational publishing business. Revenues of the Lifelong Learning and Assessment Group increased to $122.0 million in the first quarter of fiscal 1998 from $62.0 million in the first quarter of fiscal 1997. The increase in this group's revenues resulted from the newly-acquired operations of ICS Learning Systems, Inc. and NETg and to a lesser extent from the higher sales of testing and assessment products. The operations of Drake Beam Morin, the Company's professional services and outplacement business, are now included in this group. The Worldwide Scientific, Technical and Medical (STM) Group revenues increased 10.7% in the first quarter of fiscal 1998 to $105.1 million, primarily due to the acquisition of Churchill Livingstone in September 1997.

The publishing and educational services business incurred an operating loss of $27.6 million in the first quarter of fiscal 1998, increasing by $8.3 million from $19.3 million in the fiscal 1997 quarter. The higher loss resulted primarily from the incremental amortization of intangible assets associated with the acquisition of ICS and NETg, which offset higher earnings in the testing and assessment operations of the Lifelong Learning and Assessment Group. Worldwide STM earnings also decreased primarily due to higher amortization costs of intangible and other assets. The Education and Trade Group's loss decreased due to smaller losses in its elementary school business, higher earnings in its college business and the addition of Steck-Vaughn's earnings to the group.


Specialty Retailing

Specialty retailing results are reported with a lag of one quarter. The operating results of The Neiman Marcus Group, Inc. (NMG) for the quarter ended November 1, 1997 were consolidated with the operating results of the Company for the quarter ended January 31, 1998.

[PAGE]

                             HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Specialty Retailing (continued)

Specialty retailing revenues in the thirteen weeks ended November 1, 1997 increased $36.4 million or 6.7% over revenues in the thirteen weeks ended November 2, 1996. The revenue growth was primarily attributable to an 8.2% increase in comparable sales at Neiman Marcus Stores. Bergdorf Goodman revenues rose at both the main store and Bergdorf Goodman Men, resulting in a comparable sales increase of 13.5%. NM Direct revenues decreased 8.1% in comparison to the prior year, reflecting weaker demand for NM Direct's merchandise offerings.

Specialty retailing operating earnings increased to $63.0 million in the first quarter of fiscal 1998 from $62.3 million in the prior year quarter. The increase resulted primarily from higher revenues, offset in part by lower gross margins at Neiman Marcus Stores attributable primarily to a shift in timing of the fall markdowns taken in the second quarter in fiscal 1997 to the first quarter in fiscal 1998.

Corporate Expenses

Corporate expenses decreased $1.8 million to $8.9 million in the first quarter of 1998, compared to $10.7 million in the prior year. The decrease is primarily due to the compensation expense recognized in the fiscal 1997 quarter in connection with the resignation of the Company's former chief executive officer.

Investment Income

Investment income decreased to $1.4 million in the first quarter of fiscal 1998 from $10.6 million in the first quarter of the previous year. The Company liquidated its investment portfolio in June 1997 to partially fund the acquisition of NEC.

Interest Expense

Interest expense increased to $26.7 million from $20.7 million in the same period last year. The increase in interest expense is primarily due to interest incurred on fixed-rate debt issued by the Company in August 1997, the proceeds from which were used to partially fund the acquisitions of NEC and Churchill Livingstone. The higher expense in the 1998 quarter includes a lower amount of interest incurred by NMG in comparison to the 1997 quarter, resulting from both a lower effective interest rate and lower average borrowings by NMG.

Minority Interest

The Company recorded minority interest in the earnings of its specialty retailing operations of $15.3 million in the first quarter of fiscal 1998. The Company began recognizing the minority interest in NMG (currently 47%) in its statement of operations in the fourth quarter of fiscal 1997.

[PAGE]

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

Cash provided by operating activities for the quarter ended January 31, 1998 was $142.0 million. The publishing and educational services businesses of Harcourt Brace provided $135.3 million of cash from operations while the specialty retailing operations of NMG provided $6.7 million of cash. The cash provided by the publishing and educational services business segments was sufficient to fund their working capital, capital expenditures and the Company's dividend requirements. NMG increased its borrowings under its revolving credit agreement in order to fund working capital for the holiday season and capital expenditures.

The most significant items affecting working capital were an increase in inventories of $108.9 million, which was offset by an increase of $110.3 million in accounts payable and current liabilities and a $62.5 million decrease in accounts receivable. The increase in inventory was primarily attributable to NMG's holiday season.

Cash flows used by investing activities were $101.6 million for the quarter ended January 31, 1998. The Company's investing activities included capital expenditures totaling $52.6 million. Publishing capital expenditures in the 1998 quarter totaled $33.8 million and were principally related to expenditures for prepublication costs. Capital expenditures in the publishing and educational services business are expected to approximate $180.0 million in fiscal 1998. Specialty retailing capital expenditures in the 1998 quarter totaled $18.8 million and consisted principally of the construction of a new Neiman Marcus store in Honolulu's Ala Moana Center, expected to open in September 1998, and existing store renovations. Capital expenditures for NMG in fiscal 1998 are expected to approximate $100.0 million.

Financing activities reflect additional borrowings by NMG of $62.7 million under its revolving credit agreement, as well as Steck-Vaughn's repayment and termination of its revolving credit agreement for $14.0 million.

At January 31, 1998, the Company had the entire $750.0 million available under its revolving credit agreement with 18 banks. The agreement expires in July 2002. NMG had $350.0 million available at November 1, 1997 under its $650 million, revolving credit facility, which expires in October 2002.

The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth, operating and dividend requirements.

[PAGE]

                             HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Year 2000

The Company has evaluated the effect of the year 2000 date on its computer systems and is implementing plans to ensure its systems and applications will process in the year 2000 and beyond. The Company is engaging both internal and external resources to reprogram and test its systems for year 2000 compliance. The Company currently anticipates substantially completing the year 2000 project in June 1999. Based on management's current estimates, the costs of system modifications and enhancements, which have been and will be expensed as incurred, are not expected to be material to the results of operations or the financial position of the Company. Additionally, the Company continues to invest in new technology in connection with its ongoing system development plans.

The Company has initiated formal communications with its significant suppliers to determine the extent to which the Company's interface systems and operations are vulnerable to those third parties' failure to rectify their own year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.


Forward-Looking Statements

Statements in this report referring to the expected future plans and performance of the Company are forward-looking statements. Actual future results may differ materially from such statements. Factors that could affect future performance in the Company's publishing and educational services businesses include, but are not limited to: the Company's ability to develop and market its products and services; the relative success of the products and services offered by competitors; integration of acquired businesses; the seasonal and cyclical nature of the markets for the Company's products and services; changes in economic conditions; changes in public funding for the Company's educational products and services; and changes in purchasing patterns in the Company's markets.

Important factors that could affect future performance in the Company's specialty retailing businesses include, but are not limited to: changes in economic conditions or consumer confidence, changes in consumer preferences or fashion trends; delays in anticipated store openings; adverse weather conditions, particularly during peak selling seasons; changes in demographic or retail environments; competitive influences; significant increases in paper, printing and postage costs, and changes in the Company's relationships with designers and other resources. For more information, see the Company's filings with the Securities and Exchange Commission.

[PAGE]
                                    PART II





Item 6.     Exhibits and Reports on Form 8-K.

(a)         Exhibits.

27.1        Financial data schedule


(b)         Reports on Form 8-K.

            The Company did not file any reports on Form 8-K during the quarter ended January 31, 1998.

[PAGE]

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


HHARCOURT GENERAL, INC.



Date:  March 17, 1998                        /s/John R. Cook
                                             Senior Vice President and
                                             Chief Financial Officer



Date:  March 17, 1998                        /s/Catherine N. Janowski
                                             Vice President and
                                             Controller
                                             Principal Accounting Officer