Form 10-Q
period 1998-04-30
HARCOURT GENERAL INC
filed 1998-06-15
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                       April 30, 1998

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


            YES   X           NO



As of June 10, 1998, the number of outstanding shares of each of the issuer's classes of common stock was:


          Class                                          Shares Outstanding
Common Stock, $1.00 Par Value                                50,843,778
Class B Stock, $1.00 Par Value                               20,021,212

[PAGE]

                            HARCOURT GENERAL, INC.

                                   I N D E X




Part I.     Financial Information                                 Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              April 30, 1998 and October 31, l997                       1

            Condensed Consolidated Statements of Operations
              for the Three and Six Months Ended
              April 30, l998 and l997                                   2

            Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended April 30, l998
              and l997                                                  3

            Notes to Condensed Consolidated Financial
              Statements                                              4-5

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    6-10




Part II.    Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders        11

  Item 6.   Exhibits and Reports on Form 8-K                           11

Signatures                                                             12

Exhibit 10.1                                                        13-30

Exhibit 27.1                                                           31

[PAGE]

                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

(In thousands)                                     April 30,      October 31,
                                                        1998             l997
                                                  ----------      -----------
Assets
Current assets:
  Cash and equivalents                            $   73,263      $   82,644
  Undivided interests in NMG Credit
    Card Master Trust                                200,159         128,341
  Accounts receivable, net                           294,884         397,675
  Inventories                                        680,230         676,357
  Deferred income taxes                              120,546         120,546
  Other current assets                                97,468          79,353
                                                  ----------      ----------
    Total current assets                           1,466,550       1,484,916

Property and equipment, net                          604,336         593,892

Other assets:
  Prepublication costs, net                          210,564         201,953
  Intangible assets, net                           1,322,284       1,299,227
  Other                                              186,392         201,405
                                                  ----------      ----------
    Total other assets                             1,719,240       1,702,585
                                                  ----------      ----------
Total assets                                      $3,790,126      $3,781,393
                                                  ==========      ==========
Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities                      $   10,685      $   14,439
  Accounts payable                                   294,479         346,386
  Taxes payable                                       31,886          19,433
  Other current liabilities                          685,872         613,011
                                                  ----------      ----------
    Total current liabilities                      1,022,922         993,269

Long-term liabilities:
  Notes and debentures                             1,297,105       1,289,889
  Other long-term liabilities                        289,438         274,840
                                                  ----------      ----------
    Total long-term liabilities                    1,586,543       1,564,729

Deferred income taxes                                143,435         143,435

Minority interest                                    251,250         234,422
Shareholders' equity:
  Preferred stock                                     1,060            1,125
  Common stock                                       70,859           70,755
  Paid-in capital                                   745,139          744,932
  Cumulative translation adjustments                 (8,602)          (7,113)
  Retained earnings (deficit)                       (22,480)          35,839
                                                 ----------       ----------
      Total shareholders' equity                    785,976          845,538
                                                 ----------       ----------
  Total liabilities and shareholders' equity     $3,790,126       $3,781,393
                                                 ==========       ==========




See Notes to Condensed Consolidated Financial Statements.

[PAGE]

                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

(In thousands except for per share amounts)
                                       Six Months             Three Months
                                      Ended April 30,        Ended April 30,
                                     1998        1997        1998       1997
                                ---------  ----------    --------  ---------
Revenues                     $1,937,389    $1,648,725  $1,036,765  $ 880,027

Costs applicable to
  revenues                    1,119,127     1,019,652     616,583    564,816
Selling, general and
  administrative expenses       751,461       562,869     388,845    291,996
Corporate expenses               17,209        18,939       8,329      8,236
                              ---------     ---------   ---------   --------

Operating earnings               49,592        47,265      23,008     14,979

Investment income                 3,361        21,375       1,945     10,781
Interest expense                (54,070)      (41,753)    (27,419)   (21,103)
                              ---------     ---------    --------   --------
Earnings (loss) before income
  taxes and minority interest    (1,117)       26,887      (2,466)     4,657

Income tax benefit(expense)         424        (9,141)        937     (1,583)
                              ---------     ---------    --------   --------
Earnings (loss) before
  minority interest                (693)       17,746      (1,529)     3,074
Minority interest in
  earnings of subsidiaries,
  net of income taxes           (31,003)         -        (15,721)        -
                              ---------     ---------    --------   --------
Net earnings (loss)            ($31,696)    $  17,746    ($17,250)  $  3,074
                              =========     =========    ========   ========
Weighted average number
  of common and common
  equivalent shares
  outstanding:

  Basic                          70,808        70,874      70,837     70,740
                              =========     =========    ========   ========
  Diluted                        70,808        72,232      70,837     72,081
                              =========     =========    ========   ========
Earnings (loss) per
  common share:

  Basic                        ($   .45)    $     .24    ($   .25)  $    .04
                              =========     =========    ========   ========
  Diluted                      ($   .45)    $     .24    ($   .25)  $    .04
                              =========     =========    ========   ========
Dividends per share:

  Common Stock                 $    .38     $     .36   $     .19   $    .18
                              =========     =========   =========   ========
  Class B Stock                $   .342     $    .324   $    .171   $   .162
                              =========     =========   =========   ========
  Series A Stock               $   .433     $    .411   $   .2165   $  .2055
                              =========     =========   =========   ========







See Notes to Condensed Consolidated Financial Statements.

[PAGE]

                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)                                                Six Months
                                                            Ended April 30,
                                                      ----------------------
                                                          1998          1997
                                                      --------      --------
Cash flows from operating activities:
  Net earnings (loss)                                 ($31,696)     $ 17,746
  Adjustments to reconcile net earnings (loss)
     to net cash provided by operating
     activities:
       Depreciation and amortization                   150,818       102,611
       Minority interest                                31,003          -
       Other items                                         923         4,991
       Changes in assets and liabilities:
         Accounts receivable                           107,207       108,867
         Inventories                                     4,280        (2,112)
         Other current assets                          (15,228)       (2,356)
         Accounts payable and current liabilities       32,312       (53,484)
                                                       -------       -------
Net cash provided by operating activities              279,619       176,263
                                                       -------       -------
Cash flows from investing activities:
  Capital expenditures                                (114,241)      (76,969)
  Purchases of available-for-sale securities              -         (271,915)
  Maturities of available-for-sale securities             -          173,200
  Purchases of held-to-maturity securities            (272,094)     (342,971)
  Maturities of held-to-maturity securities            200,276       276,935
  Acquisition of Chef's Catalog                        (31,000)         -
  Acquisition of Steck-Vaughn minority interest        (40,512)         -
  Other acquisitions and investing activities          (11,057)      (13,651)
                                                       -------       -------
Net cash used for investing activities                (268,628)     (255,371)
                                                       -------       -------
Cash flows from financing activities:
  Proceeds from borrowings                              11,000       183,500
  Repayment of debt                                     (3,467)     (132,000)
  Cash dividends paid                                  (26,623)      (25,237)
  Repurchase of Common Stock                              -          (20,139)
  Other equity transactions                             (1,282)         (489)
                                                       -------       -------
Net cash provided by (used for)
  financing activities                                 (20,372)        5,635
                                                       -------       -------
Cash and equivalents
  Decrease during the period                            (9,381)      (73,473)
  Beginning balance                                     82,644       532,862
                                                      --------      --------
  Ending balance                                      $ 73,263      $459,389
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

2.  Acquisition of minority interest in Steck-Vaughn Publishing Corporation

    On January 30, 1998, the Company completed its acquisition of the minority interest in Steck-Vaughn Publishing Corporation for $14.75 per share, or approximately $40.5 million. The consideration due to the former shareholders of Steck-Vaughn was paid in full in February 1998. The transaction had the effect of increasing goodwill by $29.7 million and decreasing the Company's minority interest by $10.9 million on its balance sheet.

3.  Earnings per share

    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the net earnings (loss) and the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:

                                   Six Months Ended       Three Months Ended
                                ---------------------   ----------------------
                                April 30,   April 30,   April 30,    April 30,
    (in thousands)                   1998        1997        1998         1997
                                ---------   ---------   ---------    ---------
    Net earnings (loss)         ($31,696)    $17,746      (17,250)      $3,074
    Less: dividends on Series
      A Cumulative Convertible
      Stock                         (472)       (468)        (229)        (232)
    Net earnings (loss) for      -------     -------      -------        -----
      computation of basic EPS   (32,168)     17,278      (17,479)       2,842
    Add: dividends on assumed
      conversion of Series A
      Cumulative Convertible
      Stock                         -            468         -             232
                                 -------     -------      -------        -----
      Net earnings (loss) for
      computation of diluted EPS ($32,168)   $17,746     ($17,479)     $ 3,074
                                 ========    =======      =======      =======

                                        HARCOURT GENERAL, INC.
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              (UNAUDITED)


3.  Earnings per share  (continued)

                                    Six Months Ended       Three Months Ended
                                 ----------------------  --------------------
                                 April 30,    April 30,  April 30,   April 30,
    (in thousands of shares)          1998         1997       1998        1997
                                 ---------    ---------  ---------   ---------
    Shares for computation of
         basic EPS                  70,808       70,874     70,837      70,740

    Add: assumed conversion of
         Series A Cumulative
         Convertible Stock            -           1,255        -         1,252

    Add: effect of assumed
         option exercises             -             103        -            89
                                 ---------     --------   --------    --------
    Shares for computation
         of diluted EPS             70,808       72,232     70,837      72,081
                                 =========     ========   ========    ========

    Options to purchase 733,589 shares of common stock and the assumed conversion of 1,060,000 shares of Series A Cumulative Convertible Stock were not included in the computation of diluted EPS because of the net loss in the first three and six months of 1998.


4.  Subsequent events

    In May 1998, the Company signed a definitive merger agreement to acquire Mosby, Inc. from Times Mirror for approximately $415 million in cash. Mosby is a publisher of books and periodicals in professional health sciences, including nursing, allied health and medicine. Completion of the transaction is subject to normal terms and conditions, including approval by Federal antitrust authorities. After the closing, Mosby will become part of the Company's Worldwide Scientific, Technical and Medical Group.

    In May 1998, NMG issued $250 million of senior notes and debentures to the public. NMG will use the proceeds of this debt offering to repay borrowings outstanding on its revolving credit agreement. The debt is comprised of $125 million 6.65% senior notes due 2008 and $125 million 7.125% senior debentures due 2028.

[PAGE]

                                        HARCOURT GENERAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND RESULTS OF OPERATIONS

                                         Results of Operations

The  following  table presents  revenues and  operating earnings  (loss)  from operations by business segment.

                                     Six Months                  Three Months
                              -------------------------------------------------
                                   Ended April 30,              Ended April 30,
                              -----------------------         -----------------
(In thousands)                      1998         1997         1998         1997
                              ----------   ----------    ---------   ----------
Revenues:
  Publishing and
    educational services      $  648,503   $  442,675    $  328,378  $  218,080
  Specialty retailing          1,288,886    1,206,050       708,387     661,947
                              ----------   ----------    ----------  ----------
    Total revenues            $1,937,389   $1,648,725    $1,036,765  $  880,027
                              ==========   ==========    ==========  ==========
Operating earnings (loss):
  Publishing and
    educational services     ($   61,599) ($   50,420)  ($   34,032)($   31,097)
  Specialty retailing            128,400      116,624        65,369      54,312
  Corporate expenses             (17,209)     (18,939)       (8,329)     (8,236)
    Total operating           ----------   ----------    ----------  ----------
      earnings                $   49,592   $   47,265    $   23,008  $   14,979
                              ==========   ==========    ==========  ==========

Six Months Ended April 30, l998 Compared to Six Months Ended April 30, l997

Publishing and Educational Services
Revenues from the Harcourt Brace publishing and educational services businesses increased $205.8 million, or 46.5%, compared to the same period last year, primarily as a result of revenues generated by the NEC entities acquired in June 1997. The Education Group's revenues rose 49.9% to $165.4 million, reflecting primarily the addition of the Steck-Vaughn supplemental educational publishing business. Revenues of the Lifelong Learning and Assessment Group increased to $264.2 million in the first six months of fiscal 1998 from $138.2 million in the first six months of fiscal 1997. The increase in this group's revenues resulted from the newly-acquired operations of ICS Learning Systems and NETg and to a lesser extent from the higher sales of testing and assessment products. The operations of Drake Beam Morin, the Company's professional services and outplacement business, are now included in this group. The Worldwide Scientific, Technical and Medical (STM) Group revenues increased 12.7% in the first six months of fiscal 1998 to $218.9 million, primarily due to the acquisition of Churchill Livingstone in September 1997.

The publishing and educational services businesses incurred an operating loss of $61.6 million in the first six months of fiscal 1998, increasing by $11.2 million from a loss of $50.4 million in the first six months of fiscal 1997. The higher loss resulted primarily from the incremental amortization of intangible assets associated with the acquisition of ICS and NETg, which offset higher earnings in the testing and assessment operations of the Lifelong Learning and Assessment Group. Worldwide STM Group earnings increased slightly, primarily as a result of incremental earnings from the acquisition of Churchill Livingstone and improved operating margins at Academic Press, offset in part by higher amortization costs of intangible assets. The Education Group's loss decreased due to smaller losses in its elementary and secondary school businesses and higher earnings in its college business.

[PAGE]

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Specialty Retailing
Specialty   retailing  results  are  reported  with  a  lag  of  one  quarter.
Accordingly, the operating results of The Neiman Marcus Group, Inc. (NMG) for the twenty-six weeks ended January 31, 1998 are consolidated with the operating results of the Company for the six months ended April 30, 1998.

Revenues in the twenty-six weeks ended January 31, 1998 increased $82.8 million or 6.9% over revenues in the twenty-six weeks ended February 1, l997. Neiman Marcus Stores and Bergdorf Goodman revenues rose, reflecting comparable sales increases of 7.2% and 9.9%, respectively, in the first half of fiscal 1998. Revenues at NM Direct increased slightly, due to sales from Chef's Catalog, a direct marketer of gourmet cookware and high-end kitchenware, which was acquired by NMG on January 5, 1998.

Operating earnings increased 10.1% to $128.4 million primarily as a result of the higher sales volume. The increase also included improved gross margins, resulting from lower markdowns as a percentage of revenues during the fiscal 1998 holiday season.

Investment Income
Investment  income decreased to $3.4 million  compared to $21.4 million in the
same  six  month period  in  1997.    The Company  liquidated  its  investment
portfolio in June 1997 to partially fund the acquisition of NEC.

Interest Expense
Interest expense increased to $54.1 million from $41.8 million in the same period last year. The increase in interest expense is primarily due to the interest incurred on fixed-rate debt issued by the Company in August 1997, the proceeds from which were used to partially fund the acquisitions of NEC and Churchill Livingstone. The interest expense in the first six months of fiscal 1998 includes a lower amount of interest incurred by NMG in comparison to the 1997 period, resulting from both a lower effective interest rate and lower average borrowings by NMG.

Minority interest
The Company recorded minority interest in the earnings of its specialty retailing operations of $31.0 million in the first six months of fiscal 1998. The Company began recognizing the minority interest in NMG (currently 47%) in its statement of operations in the fourth quarter of fiscal 1997. In the first six months of fiscal 1997, the Company recorded 100% of the earnings of NMG to the extent that the Company had previously absorbed losses of NMG applicable to the minority interest. The Company fully recovered previously absorbed losses in the fourth quarter of 1997.

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30,
1997

Publishing and Educational Services
Revenues from Harcourt Brace publishing and educational services businesses increased $110.3 million, or 50.6%, compared to the same period last year, primarily as a result of revenues generated by the recently acquired NEC companies acquired in June 1997. The Education Group revenues rose 69.1% to $72.3 million, reflecting primarily the addition of the Steck-Vaughn supplemental educational publishing business and higher elementary program sales. Revenues of the Lifelong Learning and Assessment Group increased to $142.3 million from $76.1 million in the same period last year.

[PAGE]
                         HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Publishing and Educational Services (continued)
The increase in this group's revenues resulted from the newly-acquired operations of ICS Learning Systems and NETg and from substantially higher sales of testing and assessment products.

The Worldwide Scientific, Technical and Medical (STM) Group revenues increased 14.7% to $113.8 million, primarily due to the acquisition of Churchill Livingstone in September 1997 and increased sales volume at Academic Press.

The publishing and educational services businesses incurred an operating loss of $34.0 million in the second quarter of fiscal 1998, an increase of $2.9 million compared to a loss of $31.1 million in the fiscal 1997 second quarter. The higher loss resulted primarily from the incremental amortization of intangible assets associated with the acquisition of ICS and NETg, which offset higher earnings in the testing and assessment operations of the Lifelong Learning and Assessment Group. Worldwide STM earnings increased significantly primarily due to higher operating margins at Academic Press and incremental earnings from the acquisition of Churchill Livingstone. The Education Group's loss decreased primarily due to smaller losses in its elementary school business.

Specialty Retailing
Specialty retailing results are reported with a lag of one quarter. The operating results of NMG for the thirteen weeks ended January 31, 1998 are consolidated with the operating results of the Company for the three months ended April 30, 1998.

Revenues in the thirteen weeks ended January 31, l998 increased $46.4 million or 7.0% over revenues in the thirteen weeks ended February 1, l997. The increase in revenues reflected an overall comparable sales increase of 6.3%. Each of NMG's operating units reported higher comparable revenues. Revenues of Chef's Catalog were included for the month of January 1998.

Operating earnings increased 20.4% to $65.4 million compared to $54.3 million in the prior year period. The increase was primarily due to higher revenues and to improved gross margins which resulted from a lower markdown rate during the fiscal 1998 holiday season as compared to fiscal 1997.

Investment Income
Investment income decreased $8.8 million to  $1.9 million in 1998 compared  to
the same  1997 quarter.   The Company  liquidated its investment  portfolio in
June 1997 to partially fund the acquisition of NEC.

Interest Expense
Interest expense increased $6.3 million or 29.9% compared to the same period last year. The increase is primarily due to interest incurred on fixed-rate debt issued by the Company in August 1997, the proceeds of which were used to partially fund the acquisitions of NEC and Churchill Livingstone.

Minority Interest
The Company recorded minority interest in the earnings of its specialty retailing operations of $15.7 million in the second quarter of fiscal 1998. The Company began recognizing the minority interest in NMG (currently 47%) in its statement of operations in the fourth quarter of fiscal 1997.

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

Cash provided by operating activities for the six months ended April 30, l998 was $279.6 million. The publishing and educational services businesses provided $154.4 million of cash from operations while NMG's operations provided $125.2 million. The cash provided by the publishing and educational services businesses was sufficient to fund their working capital and capital expenditure requirements as well as the Company's dividend requirements. NMG used cash provided by operations and borrowings under its revolving credit agreement to fund working capital for the holiday season and capital expenditures. The primary items affecting working capital were a decrease in accounts receivable ($107.2 million) and an increase in current liabilities ($32.3 million).

Cash flows used by investing activities were $268.6 million for the six months ended April 30, 1998. The Company's investing activities included capital expenditures totaling $114.2 million. Publishing and educational services capital expenditures in the six month period ended April 30, 1998 totaled $77.6 million and were related principally to expenditures for prepublication costs. Capital expenditures in the publishing and educational service business are expected to approximate $180.0 million in fiscal 1998. Specialty retailing capital expenditures in the 1998 period totaled $36.6 million and were primarily related to the construction of a new Neiman Marcus store in Hawaii, expected to open in September 1998, and existing store renovations. Capital expenditures for NMG in fiscal 1998 are expected to approximate $100.0 million.

Financing activities reflect additional borrowings by NMG of $25.0 million under its revolving credit agreement, as well as the repayment and termination of Steck-Vaughn's revolving credit agreement in the amount of $14.0 million.

At April 30, 1998, the Company had available the entire $750.0 million under its revolving credit facility with 18 banks. The agreement expires in July 2002. NMG had $325.0 million available at January 31, 1998 under its $650 million revolving credit facility, which expires in October 2002. In May 1998, NMG issued $250 million of senior notes and debentures, the proceeds of which will be used to repay borrowings under its revolving credit facility.

The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth, operating and dividend requirements, and the acquisition of Mosby, Inc.

Year 2000
The Company has evaluated the effect of the year 2000 date on its computer systems and is implementing plans to ensure its systems and applications will efficiently process information necessary to support ongoing operations in the year 2000 and beyond. The Company is engaging both internal and external resources to reprogram and test its systems for year 2000 compliance. The Company currently anticipates substantially completing the year 2000 project in June 1999. Based on management's current estimates, the costs of system modifications and enhancements, which have been and will be expensed as incurred, are not expected to be material to the results of operations or the financial position of the Company. Additionally, the Company continues to invest in new technology in connection with its ongoing systems development plans.

[PAGE]

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Year 2000 (continued)

The Company has initiated communications with its significant suppliers and customers to determine the extent to which the Company's interface systems and operations are vulnerable to failure of those parties to rectify their own year 2000 issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted on a timely basis and will not have an adverse effect on the Company's operations.

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

Important factors that could affect future performance in the Company's specialty retailing businesses include, but are not limited to: changes in economic conditions or consumer confidence, changes in consumer preferences or
fashion  trends;  delays  in  anticipated  store  openings;  adverse   weather
conditions, particularly during peak selling seasons; changes in demographic or retail environments; competitive influences; significant increases in paper, printing and postage costs; and changes in NMG's relationships with
designers and other resources.   For more information, see the NMG's  filings
with the Securities and Exchange Commission.

[PAGE]

                            HARCOURT GENERAL, INC.

                                    PART II


Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders was held on March 13, 1998. The following matters were voted upon at the meeting:

            1. Election of the following individuals as Class B Directors for a term of three years:

                  William F. Connell                Robert A. Smith

                  For       60,299,011              For       60,270,347
                  Withheld     487,008              Withheld     515,672

                  Maurice Segall                    Hugo Uyterhoeven

                  For       60,263,362              For       60,292,720
                  Withheld     522,657              Withheld     493,299

            2. Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1998 fiscal year.

                  For       60,683,785
                  Against       34,493
                  Abstain       67,740
                  Non-Voting         0


Item 6.     Exhibits and Reports on Form 8-K.

    (a)     Exhibits.

     10.1 Harcourt General, Inc. Deferred Compensation Plan for Non-Employee Directors

     27.1   Financial data schedule

    (b)     Reports on Form 8-K.

            The Company filed a Current Report on Form 8-K on March 30, 1998 restating prior period Financial Data Schedules in order to reflect changes in earnings per share resulting from the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

[PAGE]




                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 HARCOURT GENERAL, INC.



Date: June 15, 1998                              /S/ John R. Cook
                                                 John R. Cook
                                                 Senior Vice President and
                                                 Chief Financial Officer



Date: June 15, 1998                              /S/ Catherine N. Janowski
                                                 Catherine N. Janowski
                                                 Vice President and Controller