Form 10-Q
period 1998-07-31
HARCOURT GENERAL INC
filed 1998-09-14
CIK 40493

[PAGE]




                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended             July 31, 1998



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



      27 Boylston Street, Chestnut Hill, MA                              02467
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


            YES   X             NO





As of September 9, 1998, the number of outstanding shares of each of the issuer's classes of common stock was:

           Class                                        Outstanding Shares


Common Stock, $1 Par Value                                  50,989,392
Class B Stock, $1 Par Value                                 20,021,006

[PAGE]


                            HARCOURT GENERAL, INC.


                                   I N D E X



Part I. Financial Information                                     Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              July 31, 1998 and October 31, 1997                        1

            Condensed Consolidated Statements of Operations for
              the Nine and Three Months Ended
              July 31, 1998 and 1997                                    2

            Condensed Consolidated Statements of Cash Flows for
              the Nine Months Ended July 31, 1998 and 1997              3

            Notes to Condensed Consolidated Financial Statements        4-6

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations             7-11




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                            12

Signatures                                                              13


Exhibit 27.1                                                            14

[PAGE]

                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

(In thousands)                                        July 31,    October 31,
                                                          1998           1997
                                                   -----------    -----------
Assets
Current assets:
  Cash and equivalents                              $   70,847     $   82,644
  Undivided interests in NMG Credit
    Card Master Trust                                  165,906        128,341
  Accounts receivable, net                             507,427        397,675
  Inventories                                          734,266        676,357
  Deferred income taxes                                120,546        120,546
  Other current assets                                  76,141         79,353
                                                    ----------     ----------
    Total current assets                             1,675,133      1,484,916

Property and equipment, net                            616,796        593,892

Other assets:
  Prepublication costs, net                            227,861        201,953
  Intangible assets, net                             1,283,047      1,299,227
  Other                                                205,155        201,405
                                                    ----------     ----------
    Total other assets                               1,716,063      1,702,585
                                                    ----------     ----------

    Total assets                                    $4,007,992     $3,781,393
                                                    ==========     ==========
Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                           $   79,221     $   14,439
  Accounts payable                                     362,039        346,386
  Taxes payable                                         90,310         19,433
  Other current liabilities                            622,597        613,011
                                                    ----------     ----------
    Total current liabilities                        1,154,167        993,269

Long-term liabilities:
  Notes and debentures                               1,272,150      1,289,889
  Other long-term liabilities                          292,719        274,840
                                                    ----------     ----------
    Total long-term liabilities                      1,564,869      1,564,729

Deferred income taxes                                  143,435        143,435

Minority interest                                      262,485        234,422

Shareholders' equity:
  Preferred stock                                          925          1,125
  Common stock                                          71,008         70,755
  Paid-in capital                                      745,365        744,932
  Cumulative translation adjustments                   (12,912)        (7,113)
  Unrealized investment gains, net                       3,643           -
  Retained earnings                                     75,007         35,839
                                                    ----------     ----------
      Total shareholders' equity                       883,036        845,538
                                                    ----------     ----------

  Total liabilities and shareholders' equity        $4,007,992     $3,781,393
                                                    ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

[PAGE]

                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

(In thousands except for
 per share amounts)                   Nine Months            Three Months
                                      Ended July 31,         Ended July 31,
                               -----------------------  ---------------------
                                     1998         1997        1998       1997
                               ----------   ----------  ---------- ----------
Revenues                       $3,099,059   $2,700,371  $1,161,670 $1,051,646

Costs applicable to revenues    1,678,568    1,565,710     559,441    546,059
Selling, general and
  administrative expenses       1,121,990      989,381     370,530    426,512
Purchased in-process research
  and development                   -          174,000        -       174,000
Corporate expenses                 26,434       26,928       9,224      7,988
                               ----------   ----------  ----------  ---------

Operating earnings (loss)         272,067      (55,648)    222,475   (102,913)

Investment income                   3,984       26,285         623      4,910
Interest expense                  (80,338)     (66,239)    (26,268)   (24,486)
                               ----------   ----------  ----------  ---------
Earnings (loss) before
  income taxes and minority
  interest                        195,713      (95,602)    196,830   (122,489)

Income tax expense                (74,371)     (27,647)    (74,795)   (18,505)
                               ----------   ----------  ----------  ---------

Earnings (loss) before
  minority interest               121,342     (123,249)    122,035   (140,994)

Minority interest in earnings
  of subsidiaries, net of
  income taxes                    (42,238)         -       (11,235)      -
                               ----------   ----------  ----------  ---------

  Net earnings (loss)            $ 79,104    ($123,249)   $110,800  ($140,994)
                               ==========   ==========  ==========  =========
Weighted average number of
  common and common equivalent
  shares outstanding:

  Basic                            70,843       70,832      70,912     70,747
                               ==========   ==========  ==========  =========
  Diluted                          72,132       70,832      72,142     70,747
                               ==========   ==========  ==========  =========
Earnings (loss) per common
  share:

  Basic                          $   1.11     ($  1.75)   $   1.56     ($2.00)
                               ==========   ==========  ==========  =========
  Diluted                        $   1.10     ($  1.75)   $   1.54     ($2.00)
                               ==========   ==========  ==========  =========
Dividends per share:

  Common Stock                   $    .57      $   .54   $     .19    $   .18
                               ==========   ==========  ==========  =========
  Class B Stock                  $   .513      $  .486   $    .171    $  .162
                               ==========   ==========  ==========  =========
  Series A Stock                 $  .6495      $ .6165   $   .2165    $ .2055
                               ==========   ==========  ==========  =========



See Notes to Condensed Consolidated Financial Statements.

[PAGE]

                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)
                                                                Nine Months
                                                              Ended July 31,
                                                         ---------------------
                                                              1998       1997
                                                         ---------  ---------
Cash flows from operating activities:
  Net earnings (loss)                                    $  79,104  ($123,249)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                        219,934    250,674
      Minority interest                                     42,238        -
      Purchased in-process research and
        development                                           -       174,000
      Other items                                           (6,012)     9,533
    Changes in current assets and liabilities:
      Accounts receivable                                 (106,589)   (84,394)
      Inventories                                          (51,586)   (58,087)
      Other current assets                                   6,028     18,069
      Accounts payable and other current liabilities        53,419     44,931
      Taxes payable                                         68,645    (57,232)
                                                         ---------   --------
Net cash provided by operating activities                  305,181    174,245
                                                         ---------   --------
Cash flows from investing activities:
  Capital expenditures                                    (190,245)  (128,694)
  Purchases of available-for-sale securities                  -      (408,304)
  Sales of available-for-sale securities                      -       325,767
  Maturities of available-for-sale securities                 -       324,591
  Purchases of held-to-maturity securities                (513,362)  (457,784)
  Maturities of held-to-maturity securities                475,797    421,121
  Acquisition of NEC, net of cash acquired                    -      (839,620)
  Acquisition of Chef's Catalog                           (31,000)       -
  Acquisition of Steck-Vaughn minority interest           (40,512)       -
  Other acquisitions and investing activities             (29,223)     (6,751)
                                                        ---------    --------
Net cash used for investing activities                   (328,545)   (769,674)
                                                        ---------    --------
Cash flows from financing activities:
  Proceeds from borrowings                                 55,000     516,950
  Repayment of debt                                        (3,557)   (329,500)
  Repurchase of Common Stock                                  -       (20,139)
  Cash dividends paid                                     (39,936)    (37,844)
  Other equity transactions                                    60         165
                                                        ---------    --------
Net cash provided by financing
  activities                                               11,567     129,632
                                                        ---------    --------
Cash and equivalents:
  Decrease during the period                              (11,797)   (465,797)
  Beginning balance                                        82,644     532,862
                                                        ---------    --------

  Ending balance                                         $ 70,847   $  67,065
                                                        =========   =========

See Notes to Condensed Consolidated Financial Statements.

[PAGE]



                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of presentation
   ---------------------
  The Condensed Consolidated Financial Statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements of The Neiman Marcus Group, Inc. (NMG) are consolidated with a lag of one fiscal quarter. NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934. The Company owns approximately 53% of the common stock of NMG. The Company does not include in its net earnings that portion of NMG earnings (currently 47%) attributable to the minority shareholders.

  The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2. Acquisition of minority interest in Steck-Vaughn Publishing Corporation
   -----------------------------------------------------------------------
  On January 30, 1998, the Company completed its acquisition of the minority interest in Steck-Vaughn Publishing Corporation for $14.75 per share, or approximately $40.5 million. The consideration due to the former shareholders of Steck-Vaughn was paid in February 1998. The transaction had the effect of increasing goodwill by $29.7 million and decreasing the Company's minority interest by $10.9 million on its balance sheet.

3. Earnings per share
   ------------------
  Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the net earnings (loss) and the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:

                                  Nine Months Ended       Three Months Ended
                              ----------------------   ---------------------
                              July  31,   July  31,    July 31,    July  31,
   (in thousands)                  1998        1997        1998         1997
                              ---------   ---------    --------    ---------
   Earnings (loss)             $ 79,104  ($123,249)    $110,800    ($140,994)
   Less: dividends on Series
      A Cumulative Convertible
      Stock                        (673)      (701)       (205)         (232)
   Earnings (loss) for         --------  ---------     -------     ---------
      computation of basic EPS   78,431  ( 123,950)     110,595    ( 141,226)
   Add: dividends on assumed
      conversion of Series A
      Cumulative Convertible
      Stock                         673        -            205          -
                               --------  ---------     --------    ---------
   Earnings (loss) for
      computation of diluted
      EPS                      $ 79,104   ($123,950)   $100,800    ($141,226)
                               ========   =========    ========    =========


[PAGE]

                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

3. Earnings per share   (continued)
                                  Nine Months Ended       Three Months Ended
                                ---------------------    ---------------------
                                July  31,   July  31,    July 31,    July  31,
    (in thousands)                   1998        1997        1998         1997
                                ---------   ---------    --------    ---------
    Shares for computation of
         basic EPS                 70,843      70,832      70,912       70,747

    Add: assumed conversion of
         Series A Cumulative
         Convertible Stock          1,178          -        1,113         -

    Add: effect of assumed
         option exercises             111          -          117         -
                                ---------   ----------   --------     --------
    Shares for computation
         of diluted EPS            72,132       70,832     72,142       70,747
                                =========   ==========   ========     ========

   In the nine months and three months ended July 31, 1998, all outstanding options to purchase shares of common stock were included in the computation of diluted EPS. Options to purchase 493,754 shares of common stock and the assumed conversion of 1,130,000 shares of Series A Cumulative Convertible Stock were not included in the computation of diluted EPS because of the net loss in the three and nine months ended July 31, 1997.

4. Acquisitions
   ------------
   In May 1998, the Company signed a definitive merger agreement to acquire Mosby, Inc. from Times Mirror for approximately $415 million in cash. Mosby is a publisher of books and periodicals in professional health sciences, including nursing, allied health and medicine. Completion of the transaction is subject to normal terms and conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act. After the closing, Mosby will become part of the Company's Worldwide Scientific, Technical and Medical Group.

   In July 1998, the Company signed a definitive merger agreement to acquire Gartner Learning, the technology-based IT training operation of Gartner Group, Inc. On August 31, 1998, the transaction was completed, and Gartner Learning was merged with the operations of NETg, a subsidiary of the Company, which provides self-paced, multimedia training courseware for IT professionals. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, Gartner Group received an eight percent interest in the combined company, which will be known as NETg, as part of the consideration for the acquisition.

   In the third quarter of fiscal 1998, the Company completed its final purchase price allocation for its June 1997 acquisition of National Education Corporation (NEC). The final purchase price allocation resulted in a net reduction of goodwill and other current liabilities from the amounts initially recorded.

5. NMG debt offering
   -----------------
   In May 1998, NMG issued $250 million of senior notes and debentures to the public, comprised of $125 million 6.65% senior notes due 2008 and $125 million 7.125% senior debentures due 2028. NMG used the proceeds of this debt offering to repay borrowings outstanding on its revolving credit agreement.

[PAGE]

                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. Recent accounting developments
   ------------------------------
   In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits" (SFAS 132). Upon adoption in fiscal 1999, the Company will provide the additional disclosures required by SFAS 132.

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company is currently evaluating the effect of implementing SFAS 133, which will be effective for fiscal 2000.

[PAGE]

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


                             Results of Operations

   The  following table  presents  revenues and  operating earnings  (loss) by business segment.
                                       Nine Months               Three Months
                                       Ended July 31,            Ended July 31,
                                ------------------------   ----------------------
      (In thousands)                 1998          1997          1998        1997
                                ---------    ----------    ----------   ---------
      Revenues:
       Publishing and
       educational services    $1,262,441    $  987,789    $  613,938   $  545,114
       Specialty retailing      1,836,618     1,712,582       547,732      506,532
                               ----------    ----------    ----------   ----------
        Total revenues         $3,099,059    $2,700,371    $1,161,670   $1,051,646
                               ==========    ==========    ==========   ==========
      Operating earnings:
       Publishing and
        educational services   $  121,879    $   87,703    $  183,478   $  138,123
       Purchased in-process
        research and development
        and other charges            -         (277,227)         -        (277,227)
                               ----------    ----------    ----------   ----------
       Total publishing and
        educational services      121,879      (189,524)      183,478     (139,104)
       Specialty retailing        176,622       160,804        48,222       44,180
       Corporate expenses         (26,434)      (26,928)       (9,225)      (7,989)
       Total operating         ----------    ----------    ----------   ----------
        earnings (loss)        $  272,067      ($55,648)     $222,475    ($102,913)
                               ==========    ==========    ==========   ==========

   Nine Months Ended July 31, 1998 Compared To Nine Months Ended July 31, 1997

   Publishing and Educational Services
   -----------------------------------
   Revenues from the Harcourt Brace publishing and educational services businesses increased $274.7 million, or 27.8%, compared to the same period last year, primarily as a result of revenues generated by the NEC entities acquired in June 1997 and by Churchill Livingstone acquired in September 1997. The Education Group's revenues rose 15.8% to $470.6 million, reflecting primarily the addition of the Steck-Vaughn supplemental educational publishing business and higher secondary and college publishing sales. Revenues of the Lifelong Learning and Assessment Group increased to $439.5 million from $269.3 million in the first nine months of fiscal 1997. The increase in this group's revenues resulted from the newly-acquired operations of ICS Learning Systems and NETg and to a lesser extent from higher scoring and test administration revenues. The operations of Drake Beam Morin, the Company's professional services and outplacement business, are now included in this group. The Worldwide Scientific, Technical and Medical (STM) Group revenues increased 12.9% in the first nine months of fiscal 1998 to $352.3 million, primarily due to the acquisition of Churchill Livingstone in September 1997.

   The publishing and educational services businesses generated operating earnings of $121.9 million in the first nine months of fiscal 1998, increasing by $311.4 million from an operating loss of $189.5 million in the first nine months of fiscal 1997. The 1997 period included $277.2 million of purchased in-process research and development and other charges incurred concurrently with the acquisition of NEC. The Education Group's operating earnings increased primarily as a result of higher revenues and lower amortization costs in its elementary, secondary and college businesses as well as higher profits at Steck-Vaughn.

   Operating earnings of the Lifelong Learning and Assessment Group increased significantly in comparison to the same period in the prior year both as a result of strong sales by its professional education and testing and assessment businesses, as well as the inclusion of the operations of ICS

[PAGE]

                                 HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Publishing and Educational Services (continued)
-----------------------------------
and NETg for the full nine months in the 1998 period, offset in part by higher amortization costs. Worldwide STM Group earnings decreased slightly in the 1998 period primarily as a result of weaker performance by the international businesses, principally due to economic conditions in Asia.

Specialty Retailing
-------------------
Specialty retailing results are reported with a lag of one quarter. Accordingly, the operating results of The Neiman Marcus Group, Inc. (NMG) for the thirty-nine weeks ended May 2, 1998 are consolidated with the Company's operating results for the nine months ended July 31, 1998.

Revenues in the thirty-nine weeks ended May 2, 1998 increased 7.2% to $1.84 billion from $1.71 billion in the thirty-nine weeks ended May 3, 1997. Comparable sales for the period increased 6.2%. Neiman Marcus Stores and Bergdorf Goodman revenues rose in the first thirty-nine weeks of fiscal 1998, reflecting comparable sales increases of 7.2% and 9.8%, respectively. Revenues at NM Direct increased in comparison to the prior year period as a comparable revenue decline was more than offset by sales from Chef's Catalog, a direct marketer of gourmet cookware and high-end kitchenware, which was acquired by NMG in January 1998.

Operating earnings increased 9.8% to $176.6 million from $160.8 million in the prior period primarily as a result of the higher sales volume combined with proportionately lower buying and occupancy costs, as well as higher markups at both Neiman Marcus Stores and Bergdorf Goodman. The increase in operating earnings was offset in part by higher selling and catalogue circulation costs at NM Direct.

Investment Income
-----------------
Investment income decreased to $4.0  million compared to $26.3 million in  the
same  nine  month period  in  1997.   The  Company  liquidated its  investment
portfolio in June 1997 to partially fund the acquisition of NEC.

Interest Expense
----------------
Interest expense increased to $80.3 million from $66.2 million in the same period last year. The increase in interest expense is primarily due to the interest incurred on fixed-rate debt issued by the Company in August 1997, the proceeds from which were used to partially fund the acquisitions of NEC and Churchill Livingstone. The interest expense in the first nine months of fiscal 1998 includes a lower amount of interest incurred by NMG in comparison to the 1997 period, resulting from both a lower effective interest rate and lower average borrowings by NMG.

Minority Interest
-----------------
The Company recorded minority interest in the earnings of its specialty retailing operations of $42.2 million in the first nine months of fiscal 1998. The Company began recognizing the minority interest in NMG (currently 47%) in its statement of operations in the fourth quarter of fiscal 1997. In the first nine months of fiscal 1997, the Company recorded 100% of the earnings of NMG to the extent that the Company had previously absorbed losses of NMG applicable to the minority interest. The Company fully recovered previously absorbed losses in the fourth quarter of 1997.

[PAGE]

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997

Publishing and Educational Services
-----------------------------------
Revenues from the Harcourt Brace publishing and educational services businesses increased by $68.8 million, or 12.6%, to $613.9 million compared to the same period last year, primarily as a result of revenues generated by the NEC entities acquired in June 1997. The Education Group revenues rose 3.1% to $305.2 million, primarily reflecting the addition of the Steck-Vaughn supplemental educational publishing business and higher secondary and college publishing sales. Revenues of the Lifelong Learning and Assessment Group increased to $175.3 million from $131.1 million in the same period last year. The increase in this group's revenues resulted from the operations of ICS Learning Systems and NETg acquired in June 1997 and from substantially higher sales of professional education and testing and assessment businesses. The Worldwide Scientific, Technical and Medical (STM) Group revenues increased 13.2% to $133.5 million, primarily due to the acquisition of Churchill Livingstone in September 1997 and increased sales at Academic Press.

The publishing and educational services businesses generated operating earnings of $183.5 million in the third quarter of fiscal 1998, an increase of $322.6 million compared to a loss of $139.1 million in the fiscal 1997 third quarter. The 1997 period included $277.2 million of purchased in-process research and development and other charges incurred concurrently with the acquisition of NEC. The Education Group's operating earnings increased primarily as a result of strong sales of its secondary and college products, as well as from higher sales and lower amortization costs at Steck-Vaughn. The operating earnings of the Lifelong Learning and Assessment Group rose substantially in comparison to the 1997 period primarily as a result of lower amortization costs and improved performance in its professional education business as well as ICS and NETg for the quarter. Worldwide STM Group operating earnings declined in the 1998 quarter primarily as a result of higher provisions taken in the quarter for returns and bad debts in its international operations.

Specialty Retailing
-------------------
Results  of NMG are reported  with a lag  of one quarter.   Accordingly, NMG's
operating results for its quarter ended May 2, 1998 are consolidated with the Company's operating results for the quarter ended July 31, 1998.

Revenues in the thirteen weeks ended May 2, 1998 increased 8.1% to $547.7 million over revenues in the thirteen weeks ended May 3, 1997. Comparable sales for the period increased 5.6%. Higher comparable sales at Neiman Marcus Stores and Bergdorf Goodman in the thirteen weeks ended May 2, 1998 contributed to the increase in revenues over the same period in fiscal 1997. NM Direct also contributed to the increase, as sales generated from the recently acquired Chef's Catalog more than offset a comparable sales decrease in the fiscal 1998 period.

Operating earnings increased 9.1% to $48.2 million in the thirteen week period ended May 2, 1998 compared to $44.2 million in the same period in 1997. This increase was primarily due to higher sales and higher markups at Neiman Marcus Stores and Bergdorf Goodman. The increase in operating earnings was offset in part by higher catalogue circulation costs, and to a lesser extent, pre-opening expenses associated with the Neiman Marcus store under construction in Hawaii.

[PAGE]

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
Investment Income
-----------------
Investment income decreased $4.3 million to $.6 million compared with the same period last year, due primarily to a lower average portfolio balance resulting from the use of approximately $554 million in cash and short-term investments to partially fund the acquisition of NEC.

Interest Expense
----------------
Interest expense increased 7.3% to $26.3 million compared to $24.5 million in last year's third quarter. The increase is primarily due to interest incurred on fixed-rate debt issued by the Company in August 1997, the proceeds of which were used to partially fund the acquisitions of NEC and Churchill Livingstone.

Minority Interest
-----------------
The Company recorded a minority interest in the earnings of its specialty retailing operations of $11.2 million in the third quarter of 1998. The Company began recognizing the minority interest in NMG (currently 47%) in its statement of operations in the fourth quarter of 1997.

                        Liquidity and Capital Resources
                        -------------------------------

The  following   discussion  analyzes  liquidity  and   capital  resources  by
operating, investing and financing activities as presented in the Company's condensed consolidated statement of cash flows.

Cash provided by operating activities for the nine months ended July 31, 1998 was $305.2 million. The publishing and educational services business segments provided $188.4 million of cash from operations while NMG's operations provided $116.8 million. The cash provided by the publishing and educational services businesses was sufficient to fund their working capital expenditure requirements as well as the Company's dividend requirements. NMG used cash provided by operations and borrowings under its revolving credit agreement to fund working capital and capital expenditures. The primary items affecting the Company's working capital were an increase in accounts receivable ($106.6 million), an increase in merchandise inventories ($51.6 million), offset in part by an increase in accounts payable and accrued liabilities ($53.4 million) and an increase in taxes payable ($68.6 million).

Cash flows used by investing activities were $328.5 million for the nine months ended July 31, 1998. The Company's investing activities included capital expenditures totaling $190.2 million. Publishing and educational services capital expenditures in the nine month period ended July 31, 1998 totaled $132.5 million and were related principally to expenditures for prepublication costs. Capital expenditures in the publishing and educational service businesses are expected to approximate $180.0 million in fiscal 1998. Specialty retailing capital expenditures in the 1998 period totaled $57.7 million and were primarily related to the construction of a new Neiman Marcus store in Hawaii, which will open in September 1998, and existing store renovations. Capital expenditures for NMG in fiscal 1998 were $81.2 million.

Financing activities reflect short term borrowings by the Company of $58.4 million, incremental borrowings by NMG of $10.6 million under its revolving credit agreement, as well as the repayment and termination of Steck-Vaughn's revolving credit agreement in the amount of $14.0 million.

At July 31, 1998, the Company had $705.0 million available under its $750.0 million revolving credit facility with 18 banks. The agreement expires in July 2002. NMG had $350.0 million available at May 2, 1998 under its $650.0 million revolving credit facility, which expires in October 2002.

[PAGE]

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                  Liquidity and Capital Resources (continued)
                  -------------------------------

In May 1998, NMG issued $250 million of senior notes and debentures, the proceeds of which were used to repay borrowings under its revolving credit facility.

The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth, operating and dividend requirements, and the acquisition of Mosby, Inc.

Year 2000
---------

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

Forward-Looking Statements
--------------------------

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

Important factors that could affect future performance in the Company's specialty retailing businesses include, but are not limited to: changes in economic conditions or consumer confidence, changes in consumer preferences or fashion trends; delays in anticipated store openings; adverse weather conditions, particularly during peak selling seasons; changes in demographic or retail environments; competitive influences; significant increases in paper, printing and postage costs; and changes in NMG's relationships with designers and other resources. For more information, see NMG's filings with the Securities and Exchange Commission.

[PAGE]

                                    PART II





Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.
              --------

                27.1   Financial data schedule


         (b)  Reports on Form 8-K.
              -------------------

              The Company did not file any reports on Form 8-K during the quarter ended July 31, 1998.

[PAGE]



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          HARCOURT GENERAL, INC.



Date: September 11, 1998                  /s/ John R. Cook
                                          John R. Cook
                                          Senior Vice President and
                                          Chief Financial Officer



Date: September 11, 1998                  /s/ Catherine N. Janowski
                                          Catherine N. Janowski
                                          Vice President and Controller