Form 10-K
period 1998-10-31
HARCOURT GENERAL INC
filed 1999-01-28
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended October 31, 1998

                         Commission File Number 1-4925

                            HARCOURT GENERAL, INC.
            (Exact name of registrant as specified in its charter)

                       Delaware                      04-1619609
            (State or other jurisdiction of    (IRS Employer
            incorporation or organization)     Identification No.)

            27 Boylston Street, Chestnut Hill, Massachusetts    02467
             (Address of principal executive offices)    (Zip Code)

            Registrant's telephone number and area code:  617-232-8200

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,679,399,191 on January 15, 1999.

         There were 51,067,664 shares of Common Stock, 20,020,567 shares of Class B Stock and 903,572 shares of Series A Cumulative Convertible Stock outstanding as of January 15, 1999.

                      Documents Incorporated by Reference

         Portions of the Company's 1998 Annual Report to Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on March 12, 1999 are incorporated by reference in Part III of this Report.

                            HARCOURT GENERAL, INC.

                          ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                               TABLE OF CONTENTS

PART I                                                          Page No.

         Item 1.   Business                                              1
         Item 2.   Properties                                            5
         Item 3.   Legal Proceedings                                     6
         Item 4.   Submission of Matters to a Vote of Security Holders   6
PART II

         Item 5.   Market for the Registrant's Common Equity
                     and Related Stockholder Matters                     7
         Item 6.   Selected Financial Data                               7
         Item 7.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       7
         Item 7A.  Quantitative and Qualitative Disclosures About
                     Market Risk                                         7
         Item 8.   Financial Statements and Supplementary Data           8
         Item 9.   Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure            8

PART III

         Item 10.  Directors and Executive Officers of the Registrant    8
         Item 11.  Executive Compensation                               10
         Item 12.  Security Ownership of Certain Beneficial
                       Owners and Management                            10
         Item 13.  Certain Relationships and Related Transactions       10

PART IV

         Item 14.  Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K                          11

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

A.        Publishing and Educational Services.

          General. Harcourt Brace, among the world's largest publishing companies, publishes books, scholarly journals and related materials in both print and electronic media for the educational, scientific, technical, medical, professional and trade markets. In 1997 Harcourt Brace expanded into non-traditional educational market segments, including supplemental publishing, information technology ("IT") training, and distance education, through the acquisition of National Education Corporation ("NEC").

          In 1998, the Company integrated the three principal NEC businesses - ICS Learning Systems ("ICS"), Steck-Vaughn Company ("Steck-Vaughn"), and National Education Training Group ("NETg") - into Harcourt Brace. In connection with such integration, the Company has organized its publishing and educational services businesses into the three operating groups described below.

                  Education Group. The Education Group includes the operations of Harcourt Brace School; Holt, Rinehart and Winston ("HRW"); Harcourt Brace College; Steck-Vaughn; and Harcourt Brace Trade. The Education Group publishes textbooks and related instructional materials for kindergarten to grade eight through Harcourt Brace School and for the secondary education market through HRW. Harcourt Brace College publishes textbooks and other materials for the college and university market under the Harcourt Brace, Saunders and Dryden Press imprints. Steck-Vaughn publishes supplemental educational materials used in elementary, secondary and adult education and offers English language literacy programs for training workers for whom English is a second language. Harcourt Brace Trade publishes children's books, general adult fiction and nonfiction hardcover books, and trade paperbacks under the Harvest imprint.

                  Lifelong Learning & Assessment Group. The Lifelong Learning & Assessment Group includes the operations of NETg, ICS, The Psychological Corporation, Assessment Systems, Inc. ("ASI"), Harcourt Professional Education Group and Drake Beam Morin ("DBM").

          NETg develops and sells self-study information technology and related professional training products and services which are delivered by CD-ROM, the Internet, and corporate intranets to information technology professionals. In July 1998, NETg acquired GartnerLearning, a provider of IT training solutions.

          ICS's core business is providing direct marketed distance learning opportunities in vocational, degree and professional self-studies to consumers worldwide. The Company is in the process of transitioning ICS into a new organization, Harcourt Learning Direct, which is intended to bring together three distance learning disciplines: the current ICS career-enhancing programs; accredited high school programs to be developed with the resources of Steck-Vaughn and HRW; and accredited distance learning associates, bachelor's and master's degree programs to be developed with the collaboration of Harcourt Brace College, NETg and the Company's scientific and medical publishers. ICS is currently seeking accreditation for its high school program.

          The Psychological Corporation provides tests and related products and services for educational, psychological, clinical and professional assessment. ASI develops and administers computer-based tests and related services for business and professional credentialing and licensing. Harcourt Professional Education Group conducts review courses under the BAR/BRI name for individuals preparing for bar examinations, as well as live-lecture and computer-based review courses for law and accounting examinations, and publishes print and electronic information resources, including reference guides and newsletters, for financial, legal and human resources professionals.

          DBM is the one of the world's leading organizational and individual transition consulting firms. DBM assists organizations and individuals worldwide in outplacement; career and transition management; and employee selection and performance evaluation.

                  Worldwide Scientific, Technical and Medical Group. The Worldwide Scientific, Technical and Medical ("STM") Group includes the operations of W.B. Saunders, Churchill Livingstone, Mosby, Academic Press, and Harcourt Brace Publishers International. W.B. Saunders publishes books, periodicals and electronic products in the health sciences, and advertising-based newsletters for health professionals. Churchill Livingstone is Europe's largest English-language medical publisher. In October 1998, the Company acquired the professional medical publishing business of Mosby, Inc. for $415 million. Mosby publishes more than 3,000 books and 100 periodicals with particular strength in the nursing and allied health fields, which complement the strong medical and clinical textbook publishing program of W.B. Saunders. Prior to the acquisition of Mosby, Harcourt Brace had, since September 1996, held the exclusive right to market and sell Mosby publications in most parts of the world outside the United States. In fiscal 1997, Harcourt Brace acquired both Doyma Libros (now Harcourt Brace de Espana), a leading Spanish-language medical publisher, and Churchill Livingstone. In 1998 the Company created a new organization, Harcourt Health Sciences, within the Worldwide STM Group to encompass the global medical publishing operations of W. B. Saunders, Churchill Livingstone and Mosby.

          Academic Press publishes scholarly books and journals, in print and electronic media, in the life, physical, social and computer sciences. Harcourt Brace Publishers International is responsible for international distribution of Harcourt Brace's English language products and the publication of adaptations, translations, and indigenous materials worldwide.

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

B.        Specialty Retailing.

          The Company owns approximately 54% of the outstanding equity of NMG, which operates Neiman Marcus Stores, Bergdorf Goodman and NM Direct.

          NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On October 29, 1998, NMG filed an Annual Report on Form 10-K with respect to its fiscal year ended August 1, 1998. Set forth below is a brief description of the businesses of NMG. For further information with respect to NMG, reference may be made to the NMG Annual Report on Form 10-K and to subsequent reports and other information filed by NMG from time to time with the Securities and Exchange Commission.

          Neiman Marcus Stores. Neiman Marcus Stores is a high fashion specialty retailer which offers primarily women's and men's apparel, fashion accessories, and gifts. As of October 31, 1998, Neiman Marcus operated 31 stores in 28 cities. The average size of these Neiman Marcus stores is 143,000 gross square feet and they range in size from 90,000 gross square feet to 269,000 gross square feet. Neiman Marcus opened new stores in Short Hills, New Jersey in August 1995, King of Prussia, Pennsylvania in February 1996, Paramus, New Jersey in August 1996 and Honolulu, Hawaii in September 1998. Neiman Marcus plans to open new Neiman Marcus stores in Palm Beach, Florida in 2000, Coral Gables, Florida and Houston, Texas in 2001, and Plano, Texas and Tampa, Florida in 2002. The Plano store will replace the existing store located in the Prestonwood Mall in Dallas, and the Houston store will replace the existing Houston Town & Country store.

          Neiman Marcus Stores has opened the first two test stores of its new retail concept, The Galleries of Neiman Marcus, in Cleveland and Phoenix. The Galleries is designed to extend the Neiman Marcus brand through smaller format stores (of approximately 10,000 - 15,000 gross square feet) featuring precious and designer jewelry, gifts and home accessories. An additional store is planned for Seattle in 1999.

          Bergdorf Goodman. NMG operates two Bergdorf Goodman stores in Manhattan at 58th Street and Fifth Avenue. The main Bergdorf Goodman store consists of 250,000 gross square feet. The core of Bergdorf Goodman's offerings includes high-end women's apparel and unique fashion accessories from leading designers. Bergdorf Goodman also features traditional and contemporary decorative home accessories, precious and fashion jewelry, gifts, and gourmet foods. Bergdorf Goodman Men consists of 66,000 gross square feet
and is dedicated to fine men's apparel and accessories.   During 1999, NMG
expects to add approximately 15,000 square feet of selling space to the main Bergdorf Goodman store by adding selling space below the first floor on the plaza level.

          NM Direct. NM Direct operates an upscale direct marketing business, which primarily offers women's apparel under the Neiman Marcus name and, through its Horchow catalogue, offers quality home furnishings, tabletop,
linens and decorative accessories.   NM Direct also offers a broad range of
more modestly priced items through its Trifles and Grand Finale lines and annually publishes the world famous Neiman Marcus Christmas Book. NMG acquired Chef's Catalog, a leading direct marketer of gourmet cookware and other high-end kitchenware, in January 1998 and has consolidated those operations into NM Direct.

          Competition. The specialty retail industry is highly competitive and fragmented. NMG competes with large specialty retailers, traditional and better department stores, national apparel chains, designer boutiques, individual specialty apparel stores and direct marketing firms.

          NMG competes for customers principally on the basis of quality, assortment and presentation of merchandise, customer service, sales and marketing programs and value. In addition, NMG competes for quality merchandise and assortment principally based on relationships with designer resources and purchasing power. NMG's apparel business is especially dependent upon its relationship with these designer resources. Neiman Marcus Stores and Bergdorf Goodman compete for customers on the basis of store ambience. Neiman Marcus Stores competes with other retailers for real estate opportunities, principally on the basis of its ability to attract customers. NM Direct competes principally on the basis of quality, assortment and presentation of merchandise, customer service, price and speed of delivery.

C.        Certain Additional Information

          1.      Employees

          At October 31, 1998, Harcourt Brace had approximately 12,000 employees worldwide. Approximately 3% of the Harcourt Brace employees are subject to collective bargaining agreements.

          At October 31, 1998, NMG had approximately 15,600 employees, of whom approximately 1,200 were seasonal employees hired to meet the increased staffing requirements resulting from the seasonality of the retail apparel industry. None of the employees of Neiman Marcus Stores or NM Direct are subject to collective bargaining agreements. Approximately 18% of the

Bergdorf Goodman employees are subject to collective bargaining agreements.

          The Company believes that its relations with its employees are generally good.

          2.    Capital Expenditures; Seasonality; Liquidity; Capital Resources

          For a review of the Company's financial results for fiscal 1998, including information on capital expenditures, seasonality, liquidity, capital resources and other financial information, reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations' section on pages 23 through 27 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1998 (the "1998 Annual Report"), which information is incorporated herein.

          3.      Financial Information About Industry Segments

          The information set forth under the heading "Additional Financial Information" in Note 2 of the Notes to Consolidated Financial Statements on page 35 of the 1998 Annual Report is incorporated herein.

          4.      Executive Officers of the Registrant

          The information set forth under the heading "Executive Officers" in
Item 10 below is incorporated herein.

ITEM 2.  PROPERTIES

          The Company's corporate headquarters, as well as the corporate headquarters for NMG, are located in leased facilities in Chestnut Hill, Massachusetts, a suburb of Boston.

          The operational headquarters for Harcourt Brace are located in Orlando, Florida. At October 31, 1998, Harcourt Brace operated out of approximately 5.86 million square feet of office and distribution facilities throughout the world, consisting of approximately 178,000 square feet of owned office facilities, 2.83 million square feet of leased office facilities, 1.7 million square feet of owned distribution facilities, and 1.15 million square feet of leased distribution facilities.

The operational headquarters for Neiman Marcus Stores, Bergdorf Goodman and NM Direct are located in Dallas, New York City and Las Colinas, Texas, respectively. At October 31, 1998, the approximate square footage used in NMG's operations was as follows:

                                                 Owned
                                                 Subject to
                                     Owned       Ground Lease       Leased        Total
Neiman Marcus and
Bergdorf Goodman
Stores ........................       348,000        2,112,000   2,297,000     4,757,000

Distribution, Support and
Office Facilities, Clearance
Centers, and Chef's
Catalog Stores.................     1,169,000                 0     772,000    1,941,000

          Leases for Neiman Marcus stores, including renewal options, range from 30 to 99 years. The lease on the Bergdorf Goodman main store expires in 2050, and the lease on the Bergdorf Goodman Men's store expires in 2010, with two 10-year renewal options. Leases are generally at fixed rentals, and a majority of leases provide for additional rentals based on sales in excess of predetermined levels. NMG owns approximately 34 acres of land in Longview, Texas where its National Service Center, the principal distribution facility for Neiman Marcus Stores, is located in a 464,000 square foot facility, and also owns approximately 50 acres of land in Las Colinas, Texas, where its 705,000 square foot NM Direct warehouse and distribution facility is located. NMG operates seven clearance centers which average 25,000 gross square feet each. These stores provide an outlet for the sale of marked down merchandise from Neiman Marcus Stores, Bergdorf Goodman and NM Direct. These facilities and clearance centers are included in the table above.

          For additional information about the properties of the Company, see
Item 1 above and the information contained in Note 12 of the Notes to Consolidated Financial Statements under the heading "Leases" on page 43 of the 1998 Annual Report, which is incorporated herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

        The following information contained in the 1998 Annual Report is incorporated herein:

        (i) "Dividends per share" in Note 17 of the Notes to Consolidated Financial Statements on page 46 of the 1998 Annual Report; and

        (ii) "Stock Information" (including the accompanying table and text) on page 50 of the 1998 Annual Report. In addition to the information set forth therein with respect to the Company's Common Stock and Series A Cumulative Convertible Stock, the Company's Class B Stock is subject to significant restrictions on transfer and is not listed or traded on any exchange or in any market. As of January 15, 1999, there were 1,645 record holders of Class B Stock. For further information with respect to the Class B Stock, including the ownership by the family of Richard A. Smith (the Chairman and Chief Executive Officer of the Company) of 99.8% of the Class B Stock, reference is made to the information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

        The response to this Item is contained in the 1998 Annual Report under the caption "Five Year Summary (Unaudited)" on page 48 and is incorporated herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        The response to this Item is contained in the 1998 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 27 and is incorporated herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

        The response to this Item is contained in the 1998 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" on page 26 and is incorporated herein.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A.  Directors

         The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's officers and directors is contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein.

         B.  Executive Officers

         Below is the name, age and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

Richard A. Smith - 74
         Chairman of the Company and of The Neiman Marcus Group, Inc.; Chief Executive Officer of the Company and of The Neiman Marcus Group, Inc. (until December 1998) since January 1997 and prior to December 1991; Chairman, President (until November 1995) and Chief Executive Officer of GC Companies, Inc.; Director of The Neiman Marcus Group, Inc. and GC Companies, Inc. Mr. Smith is the father of Robert A. Smith and the father-in-law of Brian J. Knez, who are each President and Co-Chief Operating Officer and directors of the Company. Mr. Smith is the uncle of Jeffrey R. Lurie, a director of the Company.

Robert A. Smith - 39
         President and Co-Chief Operating Officer of the Company since January 1997; Group Vice President of the Company prior thereto; Chief Executive Officer of The Neiman Marcus Group, Inc. since December 1998; President and Chief Operating Officer of The Neiman Marcus Group, Inc. from January 1997 to December 1998; Group Vice President of The Neiman Marcus Group, Inc. prior thereto; President and Chief Operating Officer of GC Companies, Inc. since November 1995; Director of The Neiman Marcus Group, Inc. Mr. Smith is the son of Richard A. Smith, Chairman and Chief Executive Officer of the Company, the brother-in-law of Brian J. Knez, who is also President and Co-Chief

         Operating Officer and a director of the Company, and the cousin of Jeffrey R. Lurie, a director of the Company.

Brian J. Knez - 41
         President and Co-Chief Operating Officer of the Company since January 1997; President (until November 1998) and Chief Executive Officer of Harcourt Brace & Company since May 1995; President of the Scientific, Technical, Medical and Professional Group of Harcourt Brace prior thereto; Director of The Neiman Marcus Group, Inc. and Open Market, Inc. Mr. Knez is the son-in-law of Richard A. Smith, Chairman and Chief Executive Officer of the Company, and the brother-in-law of Robert A. Smith, who is also President and Co-Chief Operating Officer and a director of the Company.

John R. Cook - 57
         Senior Vice President and Chief Financial Officer of the Company and of The Neiman Marcus Group, Inc.; Director of The Neiman Marcus Group, Inc.

Eric P. Geller - 51
         Senior Vice President, General Counsel and Secretary of the Company and of The Neiman Marcus Group, Inc.

Kathleen A. Bursley - 44
         Vice President of the Company since December 1998.  Vice
         President and General Counsel of Harcourt Brace & Company.

Peter Farwell - 55
         Vice President - Corporate Relations of the Company and of The Neiman Marcus Group, Inc.

Paul F. Gibbons - 47
         Vice President and Treasurer of the Company and of The Neiman Marcus Group, Inc.

Gerald T. Hughes - 42
         Vice President-Human Resources of the Company and of The Neiman Marcus Group, Inc. since June 1994; Associate General Counsel of the Company and of The Neiman Marcus Group, Inc. with responsibility for labor and employment matters prior thereto.

Catherine N. Janowski - 38
         Vice President and Controller of the Company and of The Neiman Marcus Group, Inc. since November 1997. Director, Corporate Accounting of the Company and of The Neiman Marcus Group, Inc. prior thereto.

James P. Levy - 58
         Vice President of the Company since December 1998. President and Chief Operating Officer of Harcourt Brace & Company since November 1998; President of Harcourt Brace & Company Education and Lifelong Learning & Assessment Groups prior thereto.

Michael F. Panutich - 50
         Vice President - General Auditor of the Company and of The Neiman Marcus Group, Inc.

ITEM 11.     EXECUTIVE COMPENSATION

         The response to this Item is contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Directors' Compensation", "Executive Compensation" and "Transactions Involving Management" and is incorporated herein.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The response to this Item is contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is incorporated herein.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this Item is contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Executive
Compensation" and "Transactions Involving Management" and is incorporated herein.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

14(a)(1)    Financial Statements

            The documents listed below are incorporated herein by reference to the Company's 1998 Annual Report to
            Shareholders:

                 Consolidated Balance Sheets - October 31, 1998 and
                 1997.

                 Consolidated Statements of Operations for the fiscal years ended October 31, 1998, 1997, and 1996.

                 Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1998, 1997 and 1996.

                 Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1998, 1997 and 1996.

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

14(b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the quarter ended October 31, 1998.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HARCOURT GENERAL, INC.


                                              By:/s/ Richard A. Smith
                                                Richard A. Smith, Chairman
                                                and Chief Executive Officer

Dated: January 27, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

       Signature                 Title                       Date

Principal Executive
Officer:


 /s/ Richard A. Smith      Chairman and Chief           January 27, 1999
Richard A. Smith           Executive Officer

Principal Financial
Officer:


 /s/ John R. Cook          Senior Vice President and    January 27, 1999
John R. Cook               Chief Financial Officer

Principal Accounting
Officer:


 /s/ Catherine N. Janowski Vice President and          January 27, 1999
Catherine N. Janowski      Controller

                                  Directors:





 /s/ William F. Connell                                 January 27, 1999
William F. Connell




 /s/ Gary L. Countryman                                 January 27, 1999
Gary L. Countryman




 /s/ Jack M. Greenberg                                  January 27, 1999
Jack M. Greenberg




 /s/ Brian J. Knez                                      January 27, 1999
Brian J. Knez




 /s/ Jeffrey R. Lurie                                   January 27, 1999
Jeffrey R. Lurie




 /s/ Lynn Morley Martin                                 January 27, 1999
Lynn Morley Martin




 /s/ Maurice Segall                                     January 27, 1999
Maurice Segall

                                  Directors:





 /s/ Robert A. Smith                                    January 27, 1999
Robert A. Smith




 /s/ Paula Stern                                        January 27, 1999
Paula Stern




 /s/ Hugo Uyterhoeven                                   January 27, 1999
Hugo Uyterhoeven




 /s/ Clifton R. Wharton, Jr.                            January 27, 1999
Clifton R. Wharton, Jr.

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Harcourt General, Inc.
Chestnut Hill, Massachusetts

We have audited the consolidated financial statements of Harcourt General, Inc. and its subsidiaries (the "Company") as of October 31, 1998 and 1997, and for each of the three years in the period ended October 31, 1998, and have issued our report thereon dated December 9, 1998. Such consolidated financial statements and report are included in the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 14(a)(2). The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


Boston, Massachusetts
December 9, 1998

                                                                                   SCHEDULE VIII

                                               HARCOURT GENERAL, INC. AND SUBSIDIARIES

                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 THREE YEARS ENDED OCTOBER 31, 1998
                                                           (In thousands)



COLUMN A                                 COLUMN B            COLUMN C           COLUMN D          COLUMN E

                                                             Additions
                                                                    Charged
                                        Balance at    Charged to   to Other
                                        Beginning     Costs and    Accounts-   Deductions-      Balance at
      Description                       of Period      Expenses    Describe    Describe         End of Period
_________________________________________________________________________________________________________

YEAR ENDED OCTOBER 31, 1998

Allowance for doubtful accounts            $32,018         8,695  13,113 (B)    11,773 (C)             $42,053
(deducted from accounts receivable)

Allowance for book returns (A)             $65,911        84,740  27,930 (B)   107,420 (D)             $71,161
(deducted from accounts receivable)

YEAR ENDED OCTOBER 31, 1997

Allowance for doubtful accounts            $15,132        13,485  13,775 (B)    10,374 (C)             $32,018
(deducted from accounts receivable)

Allowance for book returns (A)             $53,189       102,175   3,915 (B)    93,368 (D)             $65,911
(deducted from accounts receivable)

YEAR ENDED OCTOBER 31, 1996

Allowance for doubtful accounts            $17,897         5,405       0         8,170 (C)             $15,132
(deducted from accounts receivable)

Allowance for book returns (A)             $49,403        94,182     (94)       90,302 (D)             $53,189
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

                 4.1 Indenture, dated as of May 1, 1987, between the Company and Manufacturers Hanover Trust Company, as Trustee and Terms Agreement, dated March 16, 1988, among the Company,The First Boston Corporation and Salomon Brothers Inc relating to the Company's 9 1/2% Subordinated Notes due 2000, incorporated herein by reference to Exhibit 1 to the Company's Report on Form 8-K, dated March 16, 1988.

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

                 *10.2 1997 Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

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

                 *10.5(b) Amendment to Supplemental Executive Retirement Plan,dated October 26, 1990, incorporated herein by reference to Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

                 *10.6     Deferred Compensation Plan for Non-Employee
                           Directors.

                 *10.7(a)  Amended and Restated Deferred
                           Compensation Agreement,dated August 27, 1990, between the Company and Richard A. Smith, incorporated herein by reference to Exhibit
                           10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

                 *10.7(b) Deferred Compensation Agreement dated as of December 15, 1994, between the Company and Richard A. Smith, incorporated herein by reference to Exhibit 10.9(b) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

                 *10.8(a) Split Dollar Life Insurance Agreement, dated as of June 21, 1990, by and between the Company and the Richard and Susan Smith 1990 Issue Trust, under a Declaration of Trust dated as of April 3, 1990, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

                 *10.8(b) Amendment, dated as of December 15, 1998, to Split Dollar Life Insurance Agreement, dated as of June 21, 1990, by and between the Company and the Richard and Susan Smith 1990 Issue Trust, under a Declaration of Trust dated as of April 3, 1990.

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

                 10.12(a) Credit Agreement dated as of July 18, 1997 among the Company, the banks listed therein, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent, and BankBoston, N.A.,as administrative agent, incorporated herein by reference to Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

                 10.12(b) Amendment dated January 30, 1998 to Credit Agreement dated as of July 18, 1997 among the Company, the banks listed therein, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent, and BankBoston, N.A., as administrative agent.

                 10.13 Credit Agreement dated as of October 29, 1997 among The Neiman Marcus Group, Inc., the banks listed therein, Bank of America National Trust and Savings Association, as syndication agent, The Chase Manhattan Bank, as documentation agent, and Morgan Guaranty Trust Company of New York, as administrative agent, incorporated herein by reference to Exhibit 10.1 to The Neiman Marcus Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 1, 1997, File No. 1-9659.

                 10.14 Receivables Purchase Agreement dated as of March 1, 1995 between The Neiman Marcus Group, Inc. and Neiman Marcus Funding Corporation, incorporated herein by reference to Exhibit 10.1 to Neiman Marcus Group Credit Card Master Trust's Registration Statement on Form S-3, File No. 33-88098.

                 10.15 Exchange and Repurchase Agreement, incorporated herein by reference to Exhibit 10.1 to The Neiman Marcus Group, Inc.'s Registration Statement on Form S-3, File No. 333-11721.

                 10.16 Agreement and Plan of Merger among the Company, Nick Acquisition Corporation and National Education Corporation, dated as of May 12, 1997, incorporated herein by reference to Exhibit 11(c)(1) to Amendment No. 3 to the Company's Schedule 14D-1, dated May 14, 1997, File No. 1-4925.

                 10.17 Agreement and Plan of Merger, dated as of September 29, 1997, by and among the Company, Steck-Vaughn Publishing Corporation, National Education Corporation, and SV Acquisition Corporation, incorporated herein by reference to Appendix A to Exhibit D to Steck-Vaughn Publishing Corporation's
                           Schedule 13E-3, dated October 6,1997, File No.
                           0-21730.

                 13.1 The following sections of the 1998 Annual Report to Stockholders ("1998 Annual Report") which are expressly incorporated by reference into this Annual Report on Form 10-K:

                              Management's Discussion and Analysis of
                              Financial Condition and Results of Operations at pages 23 through 27 of the 1998 Annual Report.

                              Consolidated Financial Statements and the Notes thereto at pages 28 through 46 of the 1998 Annual Report.

                              Independent Auditors' Report at page 47 of the 1998 Annual Report.

                              The information appearing under the caption
                              "Five Year Summary (Unaudited)" on page 48 of the 1998 Annual Report.

                              The information appearing under the caption
                              "Stock Information" (including the accompanying tables and text) on page 50 of the 1998 Annual Report.

                 21.1      Subsidiaries of the Company.

                 23.1      Consent of Deloitte & Touche LLP.

                 27.1      Financial Data Schedule.