Form 10-Q
period 1999-01-31
HARCOURT GENERAL INC
filed 1999-03-12
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                       January 31, 1999

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


            YES   X           NO



As of March 8, 1999, the number of outstanding shares of each of the issuer's classes of common stock was:


          Class                                          Shares Outstanding
Common Stock, $1.00 Par Value                               51,092,026
Class B Stock, $1.00 Par Value                              20,020,521

                            HARCOURT GENERAL, INC.

                                   I N D E X




Part I.     Financial Information                                 Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              January 31, 1999 and October 31, l998                     1

            Condensed Consolidated Statements of Operations
              for the Three Months Ended January 31, 1999 and l998      2

            Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended January 31, l999
              and l998                                                  3

            Notes to Condensed Consolidated Financial
              Statements                                                4-5

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       6-10




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                            11

Signatures                                                              12


Exhibit 27.1                                                            13

                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)
(In thousands)                                 January 31,       October 31,
                                                      1999              l998
                                               -----------       -----------
Assets
Current assets:
  Cash and equivalents                          $   81,868       $   115,200
  Undivided interests in NMG Credit
    Card Master Trust                              180,504           138,867
  Accounts receivable, net                         361,451           479,569
  Inventories                                      862,443           706,586
  Deferred income taxes                            114,794           114,794
  Other current assets                              86,727            94,024
                                               -----------       -----------
    Total current assets                         1,687,787         1,649,040

Property and equipment, net                        658,793           645,213

Other assets:
  Prepublication costs, net                        255,712           252,831
  Goodwill, net                                  1,604,352         1,614,369
  Other intangible assets, net                     174,904           183,431
  Other                                            106,839           104,215
                                               -----------       -----------
    Total other assets                           2,141,807         2,154,846
                                               -----------       -----------

Total assets                                    $4,488,387        $4,449,099
                                               ===========       ===========
Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities                     $   7,179        $   10,013
  Accounts payable                                 413,827           392,417
  Taxes payable                                      9,196            20,928
  Other current liabilities                        764,866           701,212
                                               -----------       -----------
    Total current liabilities                    1,195,068         1,124,570

Long-term liabilities:
  Notes and debentures                           1,723,962         1,729,459
  Other long-term liabilities                      261,951           258,621
  Deferred income taxes                            118,162           118,162
                                               -----------       -----------
    Total long-term liabilities                  2,104,075         2,106,242

Minority interest                                  290,309           292,565
Shareholders' equity:
  Preferred stock                                      906               914
  Common stock                                      71,086            71,029
  Paid-in capital                                  746,548           745,679
  Accumulated other comprehensive loss              (9,591)          (15,407)
  Retained earnings                                 89,986           123,507
                                               -----------       -----------
      Total shareholders' equity                   898,935           925,722
                                               -----------       -----------

  Total liabilities and shareholders' equity    $4,488,387        $4,449,099
                                               ===========        ==========




See Notes to Condensed Consolidated Financial Statements.

                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

(In thousands except for per share amounts)
                                                         For the three months
                                                            ended January 31,
                                                         --------------------
                                                             1999       1998
                                                         --------   --------
Revenues                                                 $974,750   $900,624

Costs applicable to revenues                              528,913    502,544
Selling, general and administrative
  expenses                                                419,217    362,616
Corporate expenses                                          8,956      8,880
                                                        ---------   --------

Operating earnings                                         17,664     26,584

Investment income                                             877      1,416
Interest expense                                          (32,604)   (26,651)
                                                        ---------   --------

Earnings (loss) before income taxes
  and minority interest                                   (14,063)     1,349

Income tax benefit (expense)                                5,344       (513)
                                                        ---------   --------

Earnings (loss) before
  minority interest                                        (8,719)       836

Minority interest in net earnings of
  subsidiaries                                            (10,784)   (15,282)
                                                        ---------   --------

Net loss                                                 ($19,503)  ($14,446)
                                                        ---------   --------

Weighted average number of common and
  common equivalent shares outstanding:

  Basic                                                    71,060     70,786
                                                        =========  =========
  Diluted                                                  71,060     70,786
                                                        =========  =========

Loss per common share:

  Basic                                                  ($   .28)  ($   .21)
                                                        =========  =========
  Diluted                                                ($   .28)  ($   .21)
                                                        =========  =========

Dividends per share:

  Common Stock                                            $   .20    $   .19
                                                        =========  =========
  Class B Stock                                           $   .18    $  .171
                                                        =========  =========
  Series A Stock                                          $ .2275    $ .2165
                                                        =========  =========









See Notes to Condensed Consolidated Financial Statements.


                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


(In thousands)                                          For the three months
                                                          ended January 31,
                                                      ----------------------
                                                          1999          1998
                                                      --------     ---------
Cash flows from operating activities:
  Net loss                                            ($19,503)    ($ 14,446)
  Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
       Depreciation and amortization                    79,046        71,012
       Minority interest                                10,784        15,282
       Other items                                       2,080           172
       Changes in current assets and liabilities:
         Accounts receivable                           118,118        62,543
         Inventories                                  (155,857)     (108,931)
         Other current assets                            7,297         6,087
         Accounts payable and current liabilities       70,600       110,260
                                                      --------     ---------

Net cash provided by operating activities              112,565       141,979
                                                      --------     ---------

Cash flows from investing activities:
  Capital expenditures                                 (71,149)      (52,632)
  Purchases of held-to-maturity securities            (160,652)     (164,817)
  Maturities of held-to-maturity securities            119,015       115,890
  Other investing activities                           (15,356)            -
                                                      --------     ---------

Net cash used for investing activities                (128,142)     (101,559)
                                                      --------     ---------

Cash flows from financing activities:
  Proceeds from (repayments of) revolving
    credit facility borrowings                          (5,000)       48,656
  Repayment of debt                                       (477)         (463)
  Cash dividends paid                                  (14,018)      (13,313)
  Other equity transactions                              1,740        (2,144)
                                                      --------     ---------

Net cash provided by (used for)
  financing activities                                 (17,755)       32,736
                                                      --------     ---------

Cash and equivalents
  Increase (decrease) during the period                (33,332)       73,156
  Beginning balance                                    115,200        82,644
                                                      --------     ---------
  Ending balance                                      $ 81,868     $ 155,800
                                                      ========     =========









See Notes to Condensed Consolidated Financial Statements.

                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
1.  Basis of presentation

    The Condensed Consolidated Financial Statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements of The Neiman Marcus Group, Inc. (NMG) are consolidated with a lag of one fiscal quarter. NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934. The Company owns approximately 54% of the common stock of NMG. The Company does not include in its earnings that portion of NMG earnings (currently 46%) attributable to the minority shareholders.

    The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.  Loss per share

    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the net loss and the number of weighted average shares used in computing basic and diluted loss per share are as presented in the table below.

    Options to purchase 1,050,086 and 739,807 shares of common stock and the assumed conversion of 906,000 and 1,122,000 shares of Series A Cumulative Convertible Stock were not included in the computation of diluted loss per share because of the net loss in the first quarter of fiscal 1999 and 1998, respectively.

                                               Three Months Ended
                                            ------------------------
                                            January 31,   January 31,
    (In thousands)                               1999          1998
                                            ----------    ----------

   Net loss                                  ($19,503)    ($ 14,446)
    Less: dividends on Series A
      Cumulative Convertible Stock               (206)         (243)
                                            ---------     ---------

   Net loss for computation of basic
    and diluted loss per share               ($19,709)     ($ 14,689)
                                            =========     ==========


                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2.  Loss per share  (continued)

    The shares for the computation of basic and diluted loss per share are 71,060,000 and 70,786,000 shares for the three months ended January 31, 1999 and 1998, respectively.


3.  NMG stock repurchase

    During the first thirteen weeks of NMG's fiscal 1999, NMG repurchased 827,000 shares at an average price of $18.57 per share, and 512,900 shares were remaining under this program.


4.  NMG acquisitions

    On November  2, 1998,  NMG  acquired  a 51  percent interest  in  Gurwitch
    Bristow  Products  for  approximately $6.7  million  in  cash.    Gurwitch
    Bristow Products manufactures and markets Laura Mercier cosmetic lines.

    On February 1, 1999, NMG acquired a 56 percent interest in Kate Spade LLC for approximately $33.6 million in cash. Kate Spade LLC is a manufacturer and marketer of high-end fabric and leather handbags and accessories.

5.  Comprehensive loss

    As of November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and has reclassified certain amounts to conform to the requirements of SFAS 130. The adoption of SFAS 130 had no impact on the Company's net loss or shareholders' equity. Total comprehensive loss amounted to $13.7 million and $16.8 million for the three months ended January 31, 1999 and 1998, respectively. Comprehensive loss differs from net loss primarily due to foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities.

                                        HARCOURT GENERAL, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND RESULTS OF OPERATIONS

                                         Results of Operations

Three Months Ended January 31, 1999 Compared to Three Months January 31, 1998

The following table presents revenues and operating  earnings (loss) by business segment for the three months ended January 31.

(In thousands)                                  1999            1998
                                            --------        --------
Revenues:
  Publishing and
    educational services                    $387,637        $320,125
  Specialty retailing                        587,113         580,499
                                            --------        --------

    Total revenues                          $974,750        $900,624
                                            ========        ========


Operating earnings (loss):
  Publishing and
    educational services                    ($23,560)       ($27,567)
  Specialty retailing                         50,180          63,031
  Corporate expenses                          (8,956)         (8,880)
                                            --------        --------
    Total operating
      earnings                               $17,664         $26,584
                                            ========        ========

Publishing and Educational Services
Revenues from the Harcourt Brace publishing and educational services businesses increased $67.5 million, or 21.1%, compared to the same period last year, primarily as a result of revenues generated by Mosby, Inc., acquired in October 1998. The Education Group's revenues fell 5.3% to $88.1 million, primarily due to lower revenues at the Steck-Vaughn supplemental publishing business. Revenues of the Lifelong Learning & Assessment Group increased 14.6% to $139.8 million in the first three months of fiscal 1999 from $122.0 million in the first three months of fiscal 1998. The increase in this group's revenues resulted primarily from higher sales at NETg and Drake Beam Morin, and to a lesser extent from the higher sales of testing and assessment products. The Worldwide Scientific, Technical and Medical (STM) Group's revenues increased 52.0% in the first three months of fiscal 1999 to $159.7 million, primarily due to the acquisition of Mosby in October 1998.

The publishing and educational services businesses incurred an operating loss of $23.6 million in the first quarter of fiscal 1999, decreasing by $4.0 million from a loss of $27.6 million in the first three months of fiscal 1998. The Education Group's loss increased primarily due to lower revenues at Steck-Vaughn and higher plate costs in its elementary school business. The loss at the Lifelong Learning & Assessment Group decreased primarily due to lower amortization of intangible assets associated with the acquisition of ICS and NETg and higher sales at DBM and NETg. These losses were offset in part by a significant increase in the Worldwide STM Group's earnings, primarily as a result of incremental earnings from Mosby, acquired in October 1998, and higher sales at Academic Press.

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Specialty Retailing
Specialty retailing results are reported with a lag of one quarter. Accordingly, the operating results of The Neiman Marcus Group, Inc. (NMG) for the thirteen weeks ended October 31, 1998 are consolidated with the operating results of the Company for the three months ended January 31, 1999.

Revenues in the thirteen weeks ended October 31, 1998 increased $6.6 million or 1.1% over revenues in the thirteen weeks ended November 1, l997. The increase in revenues was primarily attributable to sales from Chef's Catalog, acquired in January 1998, and the new Neiman Marcus store in Hawaii. Total comparable sales decreased 2.3%. Comparable sales decreased 1.7% at Neiman Marcus Stores, 7.4% at Bergdorf Goodman and 1.1% at NM Direct.

Operating earnings decreased 20.4% to $50.2 million primarily as a result of the lower comparable sales and, to a lesser extent, to lower margins on sales by Chef's Catalog and higher markdowns at Bergdorf Goodman.

Interest Expense
Interest expense increased to $32.6 million from $26.7 million in the same period last year. The increase in interest expense is primarily due to interest on borrowings under the Company's revolving credit facility to fund the Mosby acquisition. The interest expense in the first three months of fiscal 1999 includes a higher amount of interest incurred by NMG in comparison to the 1998 period, resulting from both a higher effective interest rate and higher average borrowings by NMG.

Minority interest
The Company recorded minority interest in net earnings of its subsidiaries of $10.8 million in the first three months of fiscal 1999 compared to $15.3 million in fiscal 1998. In the first three months of fiscal 1999, minority interest includes $11.5 million relating to the minority interest in net earnings of its specialty retailing business, offset in part by minority interest in net losses of various publishing and educational services businesses. In the first three months of fiscal 1998, the entire $15.3 million consisted of minority interest in net earnings of its specialty retailing business.

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

Cash provided by operating activities for the three months ended January 31, 1999 was $112.6 million. The publishing and educational services businesses provided $182.4 million of cash from operations while NMG's operations used $69.8 million. The cash provided by the publishing and educational services businesses was sufficient to fund their working capital and capital expenditure requirements as well as the Company's dividend requirements. NMG used cash provided by borrowings under its own revolving credit facility to fund working capital for the holiday season and capital expenditures. The primary items affecting working capital were a decrease in accounts receivable of $118.1 million, an increase in inventories of $155.9 million, and an increase in accounts payable and current liabilities of $70.6 million.

Cash flows used by investing activities were $128.1 million for the three months ended January 31, 1999. The Company's investing activities included capital expenditures totaling $71.1 million. Publishing and educational services capital expenditures in the three month period ended January 31, 1999 totaled $40.6 million and were related principally to expenditures for prepublication costs. Capital expenditures in the publishing and educational services businesses are expected to approximate $230.0 million in fiscal 1999. Specialty retailing capital expenditures in the 1999 period totaled $30.5 million. NMG purchased a building adjacent to its Neiman Marcus store in Union Square in San Francisco for a future expansion of this store. Speciality retailing capital expenditures also include existing store renovations and completion of construction of the new Neiman Marcus store in Honolulu, Hawaii. Capital expenditures for NMG in fiscal 1999 are expected to approximate $110.0 million.

During the first thirteen weeks of NMG's fiscal 1999, NMG repurchased 827,000 shares at an average price of $18.57 per share. In November 1998, NMG acquired a 51 percent interest in Gurwitch Bristow Products for approximately $6.7 million in cash. In February 1999, NMG acquired a 56 percent interest in Kate Spade LLC for approximately $33.6 million in cash. The acquisitions were funded primarily through borrowings under NMG's revolving credit facility.

At January 31, 1999, the Company had $405.0 available under its $750.0 million revolving credit facility which expires in July 2002. NMG had $490.0 million available at October 31, 1998 under its $650.0 million revolving credit facility, which expires in October 2002.

The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth, operating and dividend requirements.

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Year 2000
The Company has substantially completed its assessment of its hardware and software systems, including the embedded systems in the Company's buildings, property and equipment, and is implementing plans to ensure that the operations of such systems will not be adversely affected by the Year 2000 date change.

The Company is presently in the process of renovating non-compliant systems and implementing converted and replaced systems for substantially all of its non-compliant hardware and software systems. The Company estimates that its efforts to make these systems Year 2000 compliant are approximately 60% complete, with substantial completion of the Year 2000 project currently anticipated for July 1999.

The  Company  has  established an  ongoing  program  to  communicate with  its significant  suppliers  and  vendors to  determine  the  extent  to which  the
Company's systems and operations are vulnerable to those third parties' failure to rectify their own Year 2000 issues. Based on responses to the Company's inquiries, the Company is in the process of identifying those suppliers and vendors most at risk for failing to achieve Year 2000 compliance on a timely basis and is monitoring their continuing progress. The Company is not presently aware of any significant exposure arising from potential third party failures. However, there can be no assurance that the systems of other companies on which the Company's systems or operations rely will be timely converted or that any failure of such parties to achieve Year 2000 compliance would not have an adverse effect on the Company's results of operations.

The Company has engaged both internal and external resources to assess, reprogram, test and implement its systems for Year 2000 compliance. Based on management's current estimates, the costs of Year 2000 remediation, including system renovation, modifications and enhancements, which have been and will be expensed as incurred, have not been and are not expected to be material to the results of operations or the financial position of the Company. Additionally, such expenditures have not adversely affected the Company's ability to continue its investment in new technology in connection with it ongoing systems development plans.

Management presently believes the Company's most reasonably likely worst case Year 2000 scenario could arise from a business interruption caused by governmental agencies, utility companies, telecommunication service companies, shipping companies or other service providers outside the Company's control.
There can be no assurance that such providers will not suffer business interruption caused by a Year 2000 issue. Such an interruption could have a material adverse effect on the Company's results of operations.

The Company is in the process of developing a contingency plan for continuing operations in the event of Year 2000 failures, and the current target for completing that plan is June 1999.

Forward-Looking Statements

Statements in this report referring to the expected future plans and performance of the Company are forward-looking statements. Actual future results may differ materially from such statements. Factors that could affect

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Forward-Looking Statements (continued)

future performance in the Company's publishing and educational services businesses include, but are not limited to: the Company's ability to develop and market its products and services; the relative success of the products and services offered by competitors; failure of the Company or third parties to be Year 2000 compliant; integration of acquired businesses; the seasonal and cyclical nature of the markets for the Company's products and services; changes in economic conditions; changes in public funding for the Company's educational products and services; and changes in purchasing patterns in the Company's markets.

Important factors that could affect future performance in the Company's specialty retailing businesses include, but are not limited to: changes in economic conditions or consumer confidence; changes in consumer preferences or fashion trends; delays in anticipated store openings; adverse weather conditions, particularly during peak selling seasons; failure of the Company or third parties to be Year 2000 compliant; changes in demographic or retail environments; competitive influences; significant increases in paper, printing and postage costs; and changes in NMG's relationships with designers and other resources. For more information, see the Company's filings with the Securities and Exchange Commission.

                            HARCOURT GENERAL, INC.

                                    PART II




Item 6.     Exhibits and Reports on Form 8-K.

    (a)     Exhibits.

     27.1   Financial Data Schedule

     (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended January 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               HARCOURT GENERAL, INC.



Date: March 11, 1999                           S/John R. Cook
                                               John R. Cook
                                               Senior Vice President and
                                               Chief Financial Officer



Date: March 11, 1999                           S/Catherine N. Janowski
                                               Catherine N. Janowski
                                               Vice President and Controller