Form 10-Q
period 1999-04-30
HARCOURT GENERAL INC
filed 1999-06-14
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                       April 30, 1999

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


            YES   X           NO



As of June 7, 1999, the number of outstanding shares of each of the issuer's classes of common stock was:


          Class                                    Shares Outstanding
   Common Stock, $1.00 Par Value                      51,111,052
   Class B Stock, $1.00 Par Value                     20,020,484





                            HARCOURT GENERAL, INC.

                                   I N D E X




Part I.     Financial Information                                 Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              April 30, 1999 and October 31, l998                       1

            Condensed Consolidated Statements of Operations
              for the Three and Six Months Ended
              April 30, l999 and l998                                   2

            Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended April 30, l999
              and l998                                                  3

            Notes to Condensed Consolidated Financial
              Statements                                               4-6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      7-11




Part II.    Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders         12

  Item 6.   Exhibits and Reports on Form 8-K                            12

Signatures                                                              13

Exhibit 27.1                                                            14























                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

(In thousands)                                     April 30,      October 31,
                                                        1999             l998
                                                 ___________       __________
Assets
Current assets:
  Cash and equivalents                           $   107,737       $  115,200
  Undivided interests in NMG Credit
    Card Master Trust                                203,282          138,867
  Accounts receivable, net                           295,453          479,569
  Inventories                                        732,219          706,586
  Deferred income taxes                              114,794          114,794
  Other current assets                                93,405           94,024
                                                 ___________       __________
    Total current assets                           1,546,890        1,649,040

Property and equipment, net                          670,843          645,213

Other assets:
  Prepublication costs, net                          302,252          281,068
  Goodwill, net                                    1,607,934        1,614,369
  Other intangible assets, net                       134,379          155,194
  Other                                              107,986          104,215
                                                 ___________       __________
    Total other assets                             2,152,551        2,154,846
                                                 ___________       __________


Total assets                                      $4,370,284       $4,449,099
                                                 ___________       __________
                                                 ___________       __________

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities
    of long-term liabilities                      $  138,956       $   10,013
  Accounts payable                                   347,596          392,417
  Other current liabilities                          744,019          722,140
                                                 ___________       __________
    Total current liabilities                      1,230,571        1,124,570

Long-term liabilities:
  Notes and debentures                             1,598,926        1,729,459
  Other long-term liabilities                        257,238          258,621
  Deferred income taxes                              118,162          118,162
                                                 ___________       __________
    Total long-term liabilities                    1,974,326        2,106,242


Minority interest                                    303,474          292,565

Shareholders' equity:
  Preferred stock                                        902              914
  Common stock                                        71,104           71,029
  Paid-in capital                                    747,352          745,679
  Accumulated other comprehensive loss                (9,830)         (15,407)
  Retained earnings                                   52,385          123,507
                                                 ___________       __________
      Total shareholders' equity                     861,913          925,722
                                                 ___________       __________

  Total liabilities and shareholders' equity      $4,370,284       $4,449,099
                                                 ___________       __________
                                                 ___________       __________

See Notes to Condensed Consolidated Financial Statements.


                                      1



                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

(In thousands except for per share amounts)

                                  Six Months                  Three Months
                                Ended April 30,              Ended April 30,
                           ----------------------       ---------------------
                                 1999        1998             1999        1998
                           ----------  ----------       -----------  ---------

Revenues                   $2,142,305  $1,937,389        $1,167,555 $1,036,765

Costs applicable to
  revenues                  1,219,794   1,119,127           690,881    616,583
Selling, general and
  administrative expenses     876,203     751,461           456,986    388,845
Corporate expenses             18,783      17,209             9,827      8,329
                           __________  __________       ___________  _________

Operating earnings             27,525      49,592             9,861     23,008

Investment income               4,504       3,361             3,627      1,945
Interest expense              (65,184)    (54,070)          (32,580)   (27,419)
                           __________  __________       ___________  _________

Loss before income taxes
  and minority interest       (33,155)     (1,117)          (19,092)    (2,466)

Income tax benefit             12,599         424             7,255        937
                           __________  __________       ___________  _________

Loss before minority
  interest                    (20,556)       (693)          (11,837)    (1,529)

Minority interest in net
  earnings of subsidiaries    (22,519)    (31,003)          (11,735)   (15,721)
                           __________  __________       ___________  _________

Net loss                     ($43,075)   ($31,696)         ($23,572)  ($17,250)
                           __________  __________       ___________  _________
                           __________  __________       ___________  _________

Weighted average number
  of common and common
  equivalent shares
  outstanding:

  Basic                        71,080      70,808            71,115    70,837
                           __________  __________       ___________  _________
                           __________  __________       ___________  _________
  Diluted                      71,080      70,808            71,115    70,837
                           __________  __________       ___________  _________
                           __________  __________       ___________  _________

Loss per common share:

     Basic                 ($     .61)   ($   .45)          ($  .33)  ($   .25)
                           __________  __________       ___________  _________
                           __________  __________       ___________  _________
     Diluted               ($     .61)   ($   .45)          ($  .33)  ($   .25)
                           __________  __________       ___________  _________
                           __________  __________       ___________  _________

Dividends per share:

     Common Stock           $     .40    $    .38           $   .20    $   .19
                           __________  __________       ___________  _________
                           __________  __________       ___________  _________
     Class B Stock          $     .36    $   .342           $   .18    $  .171
                           __________  __________       ___________  _________
                           __________  __________       ___________  _________
     Series A Stock         $    .455    $   .433           $ .2275    $ .2165
                           __________  __________       ___________  _________
                           __________  __________       ___________  _________

   See Notes to Condensed Consolidated Financial Statements.


                                      2



                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

   (In thousands)                                                Six Months
                                                               Ended April 30,
                                                        ------------------------
                                                              1999          1998
                                                        ----------    ----------
   Cash flows from operating activities:
     Net loss                                          ($  43,075)    ($  31,696)
     Adjustments to reconcile net loss
        to net cash provided by operating
        activities:
          Depreciation and amortization                   157,879        150,818
          Minority interest                                22,519         31,003
          Other items                                        -               923
          Changes in assets and liabilities:
          Accounts receivable                             185,220        107,207
          Inventories                                     (24,765)         4,280
          Other current assets                                639        (15,228)
          Accounts payable and current liabilities        (34,396)        32,312
                                                        _________     __________

   Net cash provided by operating activities              264,021        279,619
                                                        _________     __________

   Cash flows from investing activities:
     Capital expenditures                                (165,339)      (114,241)
     Purchases of held-to-maturity securities            (397,009)      (272,094)
     Maturities of held-to-maturity securities            332,594        200,276
     Acquisition of Chef's Catalog                              -        (31,000)
     Acquisition of Steck-Vaughn minority interest              -        (40,512)
     Other acquisitions and investing activities          (20,233)       (11,057)
                                                        _________     __________

   Net cash used for investing activities                (249,987)      (268,628)
                                                        _________     __________

   Cash flows from financing activities:
     Proceeds from borrowings                               2,100         11,000
     Repayment of debt                                          -         (3,467)
     Cash dividends paid                                  (28,047)       (26,623)
     Other equity transactions                              4,450         (1,282)
                                                        _________     __________
   Net cash used for financing activities                 (21,497)       (20,372)
                                                        _________     __________

   Cash and equivalents
     Decrease during the period                            (7,463)        (9,381)
                                                        _________     __________
     Beginning balance                                    115,200         82,644
     Ending balance                                   $   107,737      $  73,263
                                                        _________     __________
                                                        _________     __________


   See Notes to Condensed Consolidated Financial Statements.









                                      3




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

    Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.  Loss per share

    Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the net loss and the number of weighted average shares used in computing basic and diluted loss per share are as presented in the table below.

    Options to purchase 1,047,983 shares of common stock and the assumed conversion of 902,000 shares of Series A Cumulative Convertible Stock were not included in the computation of diluted loss per share because of the net loss in the six months and three months ended April 30, 1999. Options to purchase 733,110 shares of common stock and the assumed conversion of 1,060,000 shares of Series A Cumulative Convertible Stock were not included in the computation of diluted loss per share because of the net loss in the six months and three months ended April 30, 1998.

                                   Six Months Ended       Three Months Ended
                                ---------------------   ----------------------
                                April 30,   April 30,   April 30,    April 30,
    (in thousands)                   1999        1998        1999        1998
                                ---------   ---------   ---------   ---------

  Net loss                      ($43,075)   ($31,696)   ($23,572)   ($17,250)
    Less: dividends on Series
      A Cumulative Convertible
      Stock                         (409)       (472)       (203)       (229)
  Net loss for computation      ________    ________    ________    ________
   of basic loss per share       (43,484)    (32,168)    (23,775)    (17,479)

    Add: dividends on assumed
      conversion of Series A
      Cumulative Convertible
      Stock                            -           -         -            -
                                ________    ________    ________    ________

    Net loss for computation
    of diluted loss per share   ($43,484)   ($32,168)   ($23,775)   ($17,479)
                                ________    ________    ________    _________
                                ________    ________    ________    _________

                                      4



                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2. Loss per share (continued)

   The shares for the computation of basic and diluted loss per share are 71,080,000 and 71,115,000 for the six months and three months ended April 30, 1999, respectively. The shares for the computation of basic and diluted loss per share are 70,808,000 and 70,837,000 for the six months and three months ended April 30, 1998, respectively.


3. NMG stock repurchase

   During the first twenty-six weeks of NMG's fiscal 1999, NMG repurchased 827,000 shares at an average price of $18.57 per share, and 512,900 shares were remaining under this program.

4. NMG acquisitions

   On November 2, 1998, NMG acquired a 51 percent interest in Gurwitch Bristow Products for approximately $6.7 million in cash. Gurwitch Bristow Products manufactures and markets Laura Mercier cosmetic lines. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Gurwitch Bristow Products for the period from November 2, 1998 are included in the accompanying consolidated financial statements. The $5.3 million excess of cost over the estimated fair value of net assets acquired was allocated to goodwill, which will be amortized on a straight-line basis over 25 years. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

   On February 1,  1999, the Company  acquired a 56  percent interest in  Kate
   Spade LLC for approximately $33.6 million in cash. Kate Spade is a manufacturer and marketer of high-end fabric and leather handbags and accessories.

5. Comprehensive loss

   As of November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and has reclassified certain amounts to conform to the requirements of SFAS
   130. The adoption of SFAS 130 had no impact on the Company's net loss or shareholders' equity. Total comprehensive loss amounted to $39.4 million and $33.2 million for the six months ended April 30, 1999 and 1998, respectively. Comprehensive loss differs from net loss primarily due to foreign currency translation adjustments, unrealized gains or losses on the Company's available-for-sale securities, less reclassification for realized gains or losses included in net loss.


6. Subsequent event

   On May 14, 1999, the Boards of Directors of the Company and of The Neiman Marcus Group, Inc. ("NMG"), and a committee of independent directors of NMG, approved a series of transactions (the "Transactions") relating to a plan by the Company to spin-off to the holders of its common stock approximately 21.4 million of the approximately 26.4 million shares of NMG common stock held by the Company in a distribution to be tax-free to the Company and its stockholders. The Transactions are expected to be completed late in the third quarter or early in the fourth quarter of the 1999 calendar year, subject to, among other things, approval of the tax-free status of the spin-off by the Internal Revenue Service, approval by the stockholders of the Company of a new class of stock, "Class C Stock," which would have one-tenth (1/10) of one vote per share on all matters and which would receive a dividend equal to the dividend received by the Common Stock, if any, and approval by the stockholders of NMG of a plan of recapitalization.

                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




6. Subsequent event (continued)

   On May 27, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission (the "Commission") in which the Transactions are described in greater detail. For further information regarding the Transactions, reference may be made to the Form 8-K and to such other reports filed by the Company and NMG from time to time with the Commission.

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             Results of Operations

The following table presents revenues and operating earnings (loss) by business segment.


                                 Six Months            Three Months
                               Ended April 30,        Ended April 30,
                         ---------------------  ---------------------
(In thousands)                 1999       1998       1999        1998
                         ---------- ----------- --------- -----------
Revenues:
  Publishing and
   educational services  $  766,038  $  648,503  $  378,401  $  328,378
  Specialty retailing     1,376,267   1,288,886     789,154     708,387
                         __________  __________  __________  __________
      Total revenues     $2,142,305  $1,937,389  $1,167,555  $1,036,765
                         __________  __________  __________  __________
                         __________  __________  __________  __________


Operating earnings (loss):
  Publishing and
   educational services  ($ 64,019) ($   61,599) ($  40,459) ($   34,032)
  Specialty retailing      110,327      128,400      60,147       65,369
  Corporate expenses       (18,783)     (17,209)     (9,827)      (8,329)
                         __________  __________  __________   __________


   Total operating
     earnings             $ 27,525  $    49,592  $    9,861  $    23,008
                         __________ ___________  __________  ___________
                         __________ ___________  __________  ___________

Six Months Ended April 30, l999 Compared to Six Months Ended April 30, l998

Publishing and Educational Services
Revenues from the Harcourt Inc. publishing and educational services businesses increased $117.5 million, or 18.1%, compared to the same period last year, primarily as a result of revenues generated by Mosby, Inc., acquired in October 1998. The Education Group's revenues fell 1.8% to $162.5 million, due to lower revenues at the elementary educational publishing business and Steck-Vaughn, offset in part by higher sales from the trade publishing business. Revenues of the Lifelong Learning & Assessment Group increased 10.6% to $292.3 million in the first six months of fiscal 1999 from $264.2 million in the first six months of fiscal 1998, primarily from higher sales at Drake Beam Morin and NETg, and to a lesser extent from higher sales of testing and assessment products. The Worldwide Scientific, Technical and Medical (STM) Group revenues increased 42.2% in the first six months of fiscal 1999 to $311.2 million, primarily due to the acquisition of Mosby in October 1998.

The publishing and educational services businesses incurred an operating loss of $64.0 million in the first six months of fiscal 1999, increasing by $2.4 million from a loss of $61.6 million in the first six months of fiscal 1998. The Education Group's loss increased primarily due to higher selling and marketing expenses. The loss at the Lifelong Learning & Assessment Group decreased primarily due to lower amortization of intangible assets associated with the acquisition of ICS and NETg and higher sales at Drake Beam Morin. The Worldwide STM Group's earnings decreased in comparison to the first six months of fiscal 1998 primarily as a result of weakened performance by the international operations and lower sales at WB Saunders.

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Specialty Retailing
Specialty   retailing  results  are  reported  with  a  lag  of  one  quarter.
Accordingly, the operating results of The Neiman Marcus Group, Inc. (NMG) for the twenty-six weeks ended January 30, 1999 are consolidated with the operating results of the Company for the six months ended April 30, 1999.

Revenues in the twenty-six weeks ended January 30, 1999 increased $87.4 million or 6.8% over revenues in the twenty-six weeks ended January 31, l998. Total comparable sales for NMG increased 1.9%. The increase was primarily attributable to sales from Chef's Catalog, acquired in January 1998, and the new Neiman Marcus store in Hawaii, which opened in September 1998. Comparable sales increased 2.8% at Neiman Marcus Stores, decreased 2.1% at Bergdorf Goodman, and decreased 0.3% at NM Direct.

Operating earnings decreased 14.1% to $110.3 million primarily due to lower gross margins, resulting from higher markdowns across all divisions during the fiscal 1999 holiday season. Selling, general and administrative expenses increased as a percentage of revenues as a result of higher selling and sales promotion expenses and pre-opening costs.

Investment Income
Investment income increased to $4.5 million compared to $3.4 million in the same six month period in 1998. The increase included a gain of $3.0 million from the sale of securities in the second quarter of 1999.

Interest Expense
Interest expense increased to $65.2 million from $54.1 million in the same period last year. The increase in interest expense is primarily due to interest on borrowings under the Company's revolving credit facility to fund the Mosby acquisition. The interest expense in the first six months of fiscal 1999 includes a higher amount of interest incurred by NMG in comparison to the 1998 period, resulting from both a higher effective interest rate and higher average borrowings by NMG.

Minority Interest
The Company recorded minority interest in net earnings of its subsidiaries of $22.5 million in the first six months of fiscal 1999 compared to $31.0 million in fiscal 1998. In the first six months of fiscal 1999, minority interest includes $25.3 million relating to the minority interest in net earnings of its specialty retailing business, offset in part by minority interest in net losses of various publishing and educational services businesses. In the first six months of fiscal 1998, the entire $31.0 million consisted of minority interest in net earnings of its specialty retailing business.

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30,
1998

Publishing and Educational Services
Revenues from the Harcourt Inc. publishing and educational services businesses increased $50.0 million, or 15.2%, compared to the same period last year, primarily as a result of revenues generated by Mosby, Inc., acquired in October 1998. The Education Group revenues increased 2.8% to $74.3 million primarily due to higher sales at Harcourt Trade Publishers and the Steck-Vaughn supplemental publishing business. Revenues of the Lifelong Learning & Assessment Group increased 7.2% to $152.5 million from $142.3 million in the same period last year. The increase in this group's revenues resulted primarily from higher sales at Drake Beam Morin and to a lesser extent from the higher sales of testing and assessment products. The Worldwide Scientific, Technical and Medical (STM) Group revenues increased 33.2% to $151.6 million, primarily due to the acquisition of Mosby in October 1998.

                        HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


The publishing and educational services businesses incurred an operating loss of $40.5 million in the second quarter of fiscal 1999, increasing by $6.5 million from a loss of $34.0 million in the fiscal 1998 second quarter. The Education Group's loss increased primarily due to higher selling and marketing expenses. The loss at the Lifelong Learning & Assessment Group decreased primarily due to lower amortization of intangible assets associated with the acquisition of ICS and NETg and higher sales at Drake Beam Morin. The Worldwide STM Group's earnings decreased in comparison to the 1998 quarter as a result of lower revenues at WB Saunders and weakened performance by the international operations.

Specialty Retailing
Specialty retailing results are reported with a lag of one quarter. The operating results of NMG for the thirteen weeks ended January 30, 1999 are consolidated with the operating results of the Company for the three months ended April 30, 1999.

Revenues in the thirteen weeks ended January 30, l999 increased $80.8 million or 11.4% over revenues in the thirteen weeks ended January 31, 1998. The increase in revenues was primarily attributable to a comparable sales increase of 6.4% at Neiman Marcus Stores, the new Neiman Marcus store in Hawaii and sales from Chef's Catalog, acquired in January 1998. The increase in revenues reflected an overall comparable sales increase of 5.3%.

Operating earnings decreased 8.0% to $60.1 million compared to $65.4 million in the prior year period. The decrease was primarily attributable to lower gross margins, resulting from higher markdowns as a percentage of revenues during the fiscal 1999 holiday season, as well as higher sales promotion costs.

Interest Expense
Interest expense increased $5.2 million or 18.8% compared to the same period last year. The increase is primarily due to interest on borrowings under the Company's revolving credit facility to fund the Mosby acquisition. The interest expense includes a higher amount of interest incurred by NMG in comparison to the 1998 period, resulting from both a higher effective rate and higher average borrowings by NMG.

Minority Interest
The Company recorded minority interest in net earnings of its subsidiaries of $11.7 million in the second quarter of fiscal 1999 compared to $15.7 million
in  fiscal 1998.   In  the second  quarter of  fiscal 1999,  minority interest includes $13.8 million relating to the minority interest in net earnings of its specialty retailing business, offset in part by minority interest in net
losses  of various  publishing and  educational services  businesses.   In the
first six months of fiscal 1998, the entire $15.7 million consisted of minority interest in net earnings of its specialty retailing business.

                            HARCOURT GENERAL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        Liquidity and Capital Resources

The  following   discussion  analyzes  liquidity  and   capital  resources  by
operating,investing and financing activities as presented in the Company's condensed consolidated statement of cash flows.

Cash provided by operating activities for the six months ended April 30, l999 was $264.0 million. The publishing and educational services businesses provided $162.1 million of cash from operations while NMG's operations provided $101.9 million. The cash provided by the publishing and educational services businesses was sufficient to fund their working capital and capital expenditure requirements as well as the Company's dividend requirements. NMG used cash provided by operations and borrowings under its revolving credit facility to fund working capital for the holiday season and capital expenditures. The primary items affecting working capital were a decrease in accounts receivable of $185.2 million, a decrease in current liabilities of $34.4 million and an increase in inventories of $24.8 million.

Cash flows used by investing activities were $250.0 million for the six months ended April 30, 1999. The Company's investing activities included capital expenditures totaling $165.3 million. Publishing and educational services capital expenditures in the six month period ended April 30, 1999 totaled $109.4 million and were related principally to expenditures for prepublication costs. Capital expenditures in the publishing and educational service business are expected to approximate $230.0 million in fiscal 1999. NMG purchased a building adjacent to its Neiman Marcus store in Union Square in San Francisco for a future expansion of this store. Specialty retailing capital expenditures also include existing store renovations and completion of construction of the new Neiman Marcus store in Honolulu, Hawaii. Capital expenditures for NMG in fiscal 1999 are expected to approximate $110.0 million.

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

At April 30, 1999, the Company had $340.0 available under its $750.0 million revolving credit facility with 18 banks. The agreement expires in July 2002. NMG had $555.0 million available at January 30, 1999 under its $650 million revolving credit facility, which expires in October 2002.

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

The Company is presently in the process of renovating non-compliant systems and implementing converted and replaced systems for substantially all of its non-compliant hardware and software systems. The Company estimates that its efforts to make these systems Year 2000 compliant are approximately 75% complete, with substantial completion of the Year 2000 project currently anticipated for July 1999.

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Year 2000 (continued)
The Company established an ongoing program to communicate with its significant suppliers and vendors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to rectify their own Year 2000 issues. Based on responses to the Company's inquiries, the Company is in the process of identifying those suppliers and vendors most at risk for failing to achieve Year 2000 on a timely basis and is monitoring their continuing progress. The Company is not presently aware of any significant exposure arising from potential third party failures. However, there can be no assurance that the systems of other companies on which the Company's systems or operations rely will be timely converted or that any failure of such parties to achieve Year 2000 compliance would not have an adverse effect on the Company's results of operations.

The Company has engaged both internal and external resources to assess, reprogram, test and implement its systems for Year 2000 compliance. Based on management's current estimates, the costs of Year 2000 remediation, including system renovation, modifications and enhancements, which have been and will be expensed as incurred, have not been and are not expected to be material to the results of operations or the financial position of the Company. Additionally, such expenditures have not adversely affected the Company's ability to continue its investment in new technology in connection with its ongoing systems development plan.

Management presently believes the Company's most reasonably likely worst case Year 2000 scenario could arise from a business interruption caused by governmental agencies, utility companies, telecommunication service companies, shipping companies or other service providers outside the Company's control. There can be no assurance that such providers will not suffer business interruptions caused by a Year 2000 issue. Such an interruption could have a material adverse effect on the Company's results of operations.

The Company is in the process of developing a contingency plan for continuing operations in the event of Year 2000 failures, and the current target for completing that plan is September 1999.

Forward-Looking Statements

Statements in this report referring to the expected future plans and performance of the Company are forward-looking statements. Actual future results may differ materially from such statements. Factors that could affect future performance in the Company's publishing and educational services businesses include, but are not limited to: the Company's ability to develop and market its products and services; failure of the Company or third parties to be Year 2000 compliant; the relative success of the products and services offered by competitors; integration of acquired businesses; the seasonal and cyclical nature of the markets for the Company's products and services; changes in economic conditions; changes in public funding for the Company's educational products and services; and changes in purchasing patterns in the Company's markets.

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

                            HARCOURT GENERAL, INC.

                                    PART II


Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders was held on March 12, 1999. The following matters were voted upon at the meeting:

            1. Election of the following individuals as Class C Directors for a term of three years:

                  Jeffrey R. Lurie                   Paula Stern

                  For     64,633,554                 For     64,651,828
                  Withheld   673,703                 Withheld   655,429

                  Lynn Morley Martin                 Clifton R. Wharton, Jr.

                  For     64,644,291                 For     64,627,498
                  Withheld   662,966                 Withheld   679,759

              Ratification of the appointment of Deloitte & Touche LLP as the
               Company's independent auditors for the 1999 fiscal year.

                  For          65,172,129
                  Against          34,711
                  Abstain         100,418

Item 6.     Exhibits and Reports on Form 8-K.

         (a)    Exhibits.


         27.1  Financial data schedule

         (b)      Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the quarter ended April 30, 1999.

                  The Company filed a report on Form 8-K on May 27, 1999 describing in Item 5 (Other Events) a proposed spin-off to the holders of its common stock of approximately 21.4 million of the approximately 26.4 million shares of NMG common stock held by the Company in a distribution to be tax-free to the Company and its stockholders.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                    HARCOURT GENERAL, INC.



Date: June 14, 1999                                 /S/ John R. Cook
                                                    John R. Cook
                                                    Senior Vice President and
                                                    Chief Financial Officer



Date: June 14, 1999                                 /S/ Catherine N. Janowski
                                                    Catherine N. Janowski
                                                    Vice President and
                                                    Controller