Form 10-Q
period 1999-07-31
HARCOURT GENERAL INC
filed 1999-09-14
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                                   FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      For the Quarter Ended             July 31, 1999



      Commission File Number                1-4925



                             HARCOURT GENERAL,INC.

         (Exact of name of registrant as specified in its charter)

                  Delaware                               04-1619609
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)



      27 Boylston Street, Chestnut Hill, MA                       02467
      (Address of principal executive offices)               (Zip Code)



                                      (617) 232-8200

            Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


            YES   X             NO





As  of September 8,  1999, the  number of  outstanding shares  of each  of the issuer's classes of common stock was:

           Class                                    Outstanding Shares
Common Stock, $1 Par Value                            51,135,503
Class B Stock, $1 Par Value                           20,020,336





                            HARCOURT GENERAL, INC.


                                   I N D E X



Part I. Financial Information                                     Page Number

  Item 1.   Condensed Consolidated Balance Sheets as of
              July 31, 1999 and October 31, 1998                        1

            Condensed Consolidated Statements of Earnings for
              the Nine and Three Months Ended
              July 31, 1999 and 1998                                    2

            Condensed Consolidated Statements of Cash Flows for
              the Nine Months Ended July 31, 1999 and 1998              3

            Notes to Condensed Consolidated Financial Statements        4-6

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations             7-11




Part II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K                            12

Signatures                                                              13

Exhibit 10.1

Exhibit 10.2

Exhibit 27.1




                                        HARCOURT GENERAL, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

(In thousands)                                         July 31,    October 31,
                                                           1999           1998
                                                     ----------    -----------
Assets
Current assets:
  Cash and equivalents                               $   62,743     $  115,200
  Undivided interests in NMG Credit
    Card Master Trust                                   185,268        138,867
  Accounts receivable, net                              536,260        479,569
  Inventories                                           800,747        706,586
  Deferred income taxes                                 169,354        114,794
  Other current assets                                   92,875         94,024
                                                     ----------    -----------
    Total current assets                              1,847,247      1,649,040

Property and equipment, net                             668,814        645,213

Other assets:
  Prepublication costs, net                             311,272        252,831
  Goodwill, net                                       1,586,166      1,614,369
  Other intangible assets, net                          125,824        183,431
  Other                                                 109,977        104,215
                                                     ----------    -----------
    Total other assets                                2,133,239      2,154,846
                                                     ----------    -----------
    Total assets                                     $4,649,300     $4,449,099
                                                     ==========     ==========

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                            $  168,801     $   10,013
  Accounts payable                                      361,682        392,417
  Taxes payable                                          65,079         20,928
  Other current liabilities                             724,267        701,212
                                                     ----------    -----------
    Total current liabilities                         1,319,829      1,124,570

Long-term liabilities:
  Notes and debentures                                1,644,170      1,729,459
  Other long-term liabilities                           259,817        258,621
  Deferred income taxes                                 118,162        118,162
                                                     ----------    -----------
    Total long-term liabilities                       2,022,149      2,106,242


Minority interest                                       321,445        292,565

Shareholders' equity:
  Preferred stock                                           894            914
  Common stock                                           71,119         71,029
  Paid-in capital                                       747,905        745,679
  Accumulated other comprehensive loss                  (12,886)       (15,407)
  Retained earnings                                     178,845        123,507
                                                     ----------    -----------
    Total shareholders' equity                          985,877        925,722
                                                     ----------    -----------

  Total liabilities and shareholders' equity         $4,649,300     $4,449,099
                                                     ==========     ==========


See Notes to Condensed Consolidated Financial Statements.

                                        HARCOURT GENERAL, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              (UNAUDITED)

(In thousands except for
 per share amounts)                      Nine Months           Three Months
                                         Ended July 31,        Ended July 31,
                                     1999         1998        1999       1998
                                  ----------  ----------  ---------- -----------
Revenues                          $3,447,084  $3,099,059  $1,304,779  $1,161,670

Costs applicable to revenues       1,805,125   1,678,568     585,331     559,441
Selling, general and
  administrative expenses          1,306,864   1,121,990     430,661     370,530

Corporate expenses                    28,323      26,434       9,540       9,224
                                  ----------  ----------  ----------  ----------
Operating earnings                   306,772     272,067     279,247     222,475

Investment and other income           11,969       3,984       7,465         623

Interest expense                     (98,556)    (80,338)    (33,372)    (26,268)
Earnings before income taxes and  ----------  ----------  ----------  ----------
  minority interest                  220,185     195,713     253,340     196,830

Income tax expense                   (83,670)    (74,371)    (96,269)    (74,795)
                                  ----------  ----------  ----------  ----------
Earnings before
  minority interest                  136,515     121,342     157,071     122,035

Minority interest in net earnings
  of subsidiaries                    (39,097)    (42,238)    (16,578)    (11,235)
                                  ----------  ----------  ---------- -----------

Net earnings                       $  97,418    $ 79,104   $ 140,493    $110,800
                                  ==========  ==========  ========== ===========
Weighted average number of
  common and common equivalent
  shares outstanding:

  Basic                               71,093      70,843      71,133      70,912
                                    ========    ========    ========    ========
  Diluted                             72,160      72,132      72,185      72,142
                                    ========    ========    ========    ========

Earnings per common
  share:

  Basic                             $   1.36    $   1.11    $   1.97    $   1.56
                                    ========    ========    ========    ========
  Diluted                           $   1.35    $   1.10    $   1.95    $   1.54
                                    ========    ========    ========    ========

Dividends per share:

  Common Stock                      $    .60    $    .57    $    .20    $     .19
                                    ========    ========    ========    =========
  Class B Stock                     $    .54    $   .513    $    .18    $    .171
                                    ========    ========    ========    =========
  Series A Stock                    $  .6825    $  .6495    $  .2275    $   .2165
                                    ========    ========    ========    =========



See Notes to Condensed Consolidated Financial Statements.




                                        HARCOURT GENERAL, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

(In thousands)                                                 Nine Months
                                                               Ended July 31,
                                                           -------------------
                                                                1999      1998
Cash flows from operating activities:                      --------- ---------

Net earnings                                               $  97,418 $  79,104
Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation and amortization                          240,998   219,934
      Minority interest                                       39,097    42,238
      Other items                                             (7,491)   (6,012)
      Changes in current assets and liabilities:
        Accounts receivable                                  (52,872) (106,589)
        Inventories                                          (90,809)  (51,586)
        Other current assets                                     557     6,028
        Accounts payable                                     (34,471)   (9,527)
        Taxes payable                                         42,531    68,645
        Other current liabilities                             12,060    62,946
                                                           --------- ---------
Net cash provided by operating activities                    247,018   305,181
                                                           --------- ---------

Cash flows from investing activities:

  Capital expenditures                                      (234,846) (190,245)
  Purchases of held-to-maturity securities                  (540,889) (513,362)
  Maturities of held-to-maturity securities                  494,488   475,797
  Acquisition of Steck-Vaughn minority interest                    -   (40,512)
  Other acquisitions and investing activities                (56,706)  (60,223)
                                                           --------- ---------
Net cash used for investing activities                      (337,953) (328,545)
                                                           --------- ---------
Cash flows from financing activities:

  Proceeds from borrowings                                    77,250    55,000
  Repayment of debt                                                -    (3,557)
  Cash dividends paid                                        (42,080)  (39,936)
  Other equity transactions                                    3,308        60
                                                           --------- ---------
Net cash provided by financing activities                     38,478    11,567
                                                           --------- ---------
Cash and equivalents:
Decrease during the period                                   (52,457)  (11,797)
Beginning balance                                            115,200    82,644
                                                           ---------  --------
Ending balance                                              $ 62,743  $ 70,847
                                                           =========  ========







See Notes to Condensed Consolidated Financial Statements.



                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Basis of presentation

   The Condensed Consolidated Financial Statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements of The Neiman Marcus Group, Inc. (NMG) are consolidated with a lag of one fiscal quarter. NMG is a separate public company which is listed on the New York Stock Exchange and is subject to the reporting requirements of the Securities Exchange Act of 1934. The Company owns approximately 54% of the common stock of NMG. The Company does not include in its net earnings that portion of NMG earnings (currently 46%) attributable to the minority shareholders.

   The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

   Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2. Earnings per share

   Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the net earnings and the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as presented in the table below.

                                   Nine Months Ended         Three Months Ended
                               ----------------------    -----------------------
                               July  31,    July  31,    July 31,      July  31,
(in thousands)                     1999         1998        1999           1998
                               ---------    ---------    ---------     ---------

   Earnings                    $97,418        $79,104   $140,493       $110,800
   Less:dividends on Series
    A Cumulative Convertible
     Stock                        (610)          (673)      (201)          (205)
                               ---------    ---------   ---------     ---------

   Earnings for computation of
     basic EPS                  96,808         78,431    140,292        110,595

   Add: dividends on assumed
    conversion of Series A
    Cumulative Convertible
    Stock                          610            673        201            205
                               ---------    ---------   ---------       ---------


   Earnings for computation of
     diluted EPS               $ 97,418      $ 79,104   $140,493       $110,800
                              =========      ========   ========       ========





                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2. Earnings per share(continued)

                                        Nine Months Ended         Three Months Ended
                                        ---------------------     --------------------
                                        July  31,   July  31,     July 31,   July  31,
    (in thousands)                          1999        1998           1999       1998
                                        ---------   ---------     ---------  ---------
   Shares for computation of
            basic EPS                     71,093       70,843       71,133      70,912
   Add: assumed conversion of
             Series A Cumulative
             Convertible Stock               989        1,178          974       1,113

   Add: effect of assumed
             option exercises                 78          111           78         117
                                        ---------   ---------     ---------  ---------

   Shares for computation
             of diluted EPS               72,160        72,132       72,185     72,142
                                        ========    ==========    =========   ========

      In the nine months and three months ended July 31, 1999, options to purchase 604,600 shares of common stock were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of those shares. In the nine months and three months ended July 31, 1998, all outstanding options to purchase shares of common stock were included in the computation of diluted EPS.

   3. NMG stock repurchase

      During  the   first  thirty-nine  weeks   of  NMG's  fiscal  1999,   NMG
      repurchased 827,000 shares at an average price of $18.57 per share, and 512,900 shares were remaining under this program.

   4. NMG acquisitions

      On November  2, 1998,  NMG acquired  a 51  percent interest  in Gurwitch
      Bristow Products for approximately $6.7 million in cash. Gurwitch Bristow Products manufactures and markets the Laura Mercier cosmetic lines. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Gurwitch Bristow Products for the period from November 2, 1998 are included in the accompanying condensed consolidated financial statements. The excess of cost over the estimated fair value of net assets acquired of $5.3 million was allocated to trademarks, which is amortized on a straight-line basis over 25 years. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

      On February 1, 1999, the Company acquired a 56 percent interest in Kate Spade LLC for approximately $33.6 million in cash. Kate Spade is a manufacturer and marketer of high-end fabric and leather handbags and accessories. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Kate Spade for the period from February 1, 1999 are included in the accompanying condensed consolidated financial statements. The excess of cost over the estimated fair value of net assets acquired of $32.7 million was allocated to trademarks which are amortized on a straight-line basis over 25 years. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

                            HARCOURT GENERAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   5. Comprehensive Income

      As of November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
      130) and has reclassified certain amounts to conform to the requirements of SFAS 130. The adoption of SFAS 130 had no impact on the Company's net earnings or shareholders' equity. Total comprehensive income amounted to $98.1 million and $76.9 million for the nine months ended July 31, 1999 and 1998, respectively. Comprehensive income differs from net earnings primarily due to foreign currency translation adjustments, unrealized gains or losses on the Company's available-for-sale securities, less reclassification for realized gains or losses included in net earnings.

  6. Income Taxes

     During  the third  quarter, the  Company reduced its  valuation allowance
     attributable   to  acquired   net   operating   losses  and   tax   credit
     carryforwards. The change resulted in an increase in the deferred tax asset and a reduction of goodwill of approximately $54.6 million.

  7. Proposed Spin-off of NMG

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












                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             Results of Operations
   The following table presents revenues and operating earnings by business segment.

                                          Nine Months            Three Months
                                         Ended July 31,          Ended July 31,
                                  ---------------------   ---------------------
      (In thousands)                    1999       1998         1999       1998
      Revenues:                   ----------  ---------   ----------  ---------

       Publishing and
        educational services      $1,459,058  $1,262,441   $ 693,020  $  613,938
       Specialty retailing         1,988,026   1,836,618     611,759     547,732
                                   ----------  ---------   ----------  ---------
      Total revenues              $3,447,084  $3,099,059  $1,304,779  $1,161,670
                                  ==========  ==========  ==========  ==========
      Operating earnings:

       Publishing and
        educational services       $ 155,776   $ 121,879   $ 219,795  $ 183,478
       Specialty retailing           179,319     176,622      68,992     48,222
       Corporate expenses            (28,323)    (26,434)     (9,540)    (9,225)
      Total operating             ----------  ---------   ----------  ---------
        earnings                   $ 306,772    $272,067   $ 279,247  $ 222,475
                                  ==========  ==========  ==========  ==========

   Nine Months Ended July 31, 1999 Compared To Nine Months Ended July 31, 1998

   Publishing and Educational Services
   Revenues from the Harcourt, Inc. publishing and educational services businesses increased $196.6 million, or 15.6%, compared to the same period last year, primarily as a result of revenues generated by the acquisition of Mosby in October 1998. The Education Group's revenues rose $2.3 million to $472.9 million from $470.6 million, due to higher elementary school publishing and trade sales, offset in part by lower secondary and college publishing sales. Revenues of the Lifelong Learning & Assessment Group increased $54.9 million to $494.4 million from $439.5 million in the first nine months of fiscal 1998. The 12.5% increase in this group's revenues resulted from higher sales at the career counseling and outplacement services business, its site-based testing operations and its professional publishing group. The Worldwide Scientific, Technical and Medical (STM) Group's revenues increased $139.4 million, or 39.6%, in the first nine months of fiscal 1999 to $491.7 million from $352.3 million, principally due to the acquisition of Mosby.

   The publishing and educational services businesses generated operating earnings of $155.8 million in the first nine months of fiscal 1999, an increase of $33.9 million from $121.9 million in the first nine months of fiscal 1998. The Education Group's operating earnings decreased $3.7 million to $53.9 million as a result of lower secondary and college sales. Operating earnings of the Lifelong Learning & Assessment Group increased $24.9 million to $32.5 million both as a result of strong sales by its professional education and career counseling and outplacement services business, as well as from significantly lower amortization costs. Worldwide STM Group earnings increased $12.7 million to $69.4 million in the 1999 period primarily as a result of the acquisition and integration of Mosby.

   Specialty Retailing
   Specialty retailing results are reported with a lag of one quarter. Accordingly, the operating results of The Neiman Marcus Group, Inc. (NMG) for the thirty-nine weeks ended May 1, 1999 are consolidated with the Company's operating results for the nine months ended July 31, 1999.

   Revenues in the thirty-nine weeks ended May 1, 1999 increased $151.4 million or 8.2% to $1.99 billion from $1.84 billion in the thirty-nine weeks ended May 2, 1998. The increase in revenues was primarily attributable to higher comparable sales at Neiman Marcus Stores and NM Direct, sales from Chef's Catalog, acquired in January 1998, and the new Neiman Marcus store in Hawaii, which opened in September 1998. Total comparable sales for the period increased 3.2%, with comparable sales increases of 4.7% at Neiman Marcus Stores and 0.9% at NM Direct, offset by a 4.2% comparable sales decrease at Bergdorf Goodman.


                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Specialty Retailing (continued)
Operating earnings increased $2.7 million to $179.3 million from $176.6 million in the prior period as a result of the higher sales volume combined with proportionately lower buying and occupancy costs. The increase in operating earnings was offset in part by higher selling and sales promotion expenses and pre-opening costs.

Investment and Other Income
Investment and other income increased $8.0 million to $12.0 million compared to $4.0 million in the same nine month period in 1998. The increase included a gain of $6.4 million on sale of the Conviser CPA Review Course in the third quarter of 1999, as well as a gain of $3.0 million from the sale of securities in the second quarter of 1999.

Interest Expense
Interest expense increased $18.3 million to $98.6 million from $80.3 million in the same period last year. The increase in interest expense is primarily due to the interest on borrowings under the Company's revolving credit facility to fund the Mosby acquisition. The interest expense in the first nine months of fiscal 1999 includes a higher amount of interest incurred by NMG in comparison to the 1998 period, resulting from both a higher effective interest rate and higher average borrowings by NMG.

Minority Interest
The Company recorded minority interest in net earnings of its subsidiaries of $39.1 million in the first nine months of fiscal 1999 compared to $42.2 million in fiscal 1998. In the first nine months of fiscal 1999, minority interest includes $42.6 million relating to the minority interest in net earnings of its specialty retailing business, offset in part by minority interest in net losses of various publishing and educational services businesses. In the first nine months of fiscal 1998, the entire $42.2 million consisted of minority interest in net earnings of its specialty retailing business.

Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

Publishing and Educational Services
Revenues from the Harcourt, Inc. publishing and educational services businesses increased by $79.1 million, or 12.9%, to $693.0 million compared to $613.9 million in the same period last year, as a result of revenues generated by the acquisition of Mosby in October 1998. The Education Group revenues rose $5.3 million to $310.4 million, primarily reflecting higher elementary school publishing sales. Revenues of the Lifelong Learning & Assessment Group increased $26.8 million, or 15.3%, to $202.1 million from $175.3 million in the same period last year. The increase in this group's revenues resulted from the higher sales at the career counseling and outplacement services business, the professional publishing group and the site-based testing operations. The Worldwide STM Group's revenues increased $47.0 million or 35.2% to $180.5 million, due to the acquisition of Mosby.

The publishing and educational services businesses generated operating earnings of $219.8 million in the third quarter of fiscal 1999, an increase of $36.3 million or 19.8% compared to operating earnings of $183.5 million in the fiscal 1998 third quarter. The Education Group's operating earnings increased $5.4 million to $141.0 million as a result of strong sales of its elementary school products. The operating earnings of the Lifelong Learning & Assessment Group rose $14.3 million to $35.9 million as a result of higher sales of professional publishing products and lower amortization costs. The Worldwide STM Group's operating earnings increased $16.6 million to $42.9 million primarily due to the acquisition and integration of Mosby.




                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Specialty Retailing
Results of NMG are reported with a lag of one quarter. Accordingly, NMG's operating results for its quarter ended May 1, 1999 are consolidated with the Company's operating results for the quarter ended July 31, 1999.

Revenues in the thirteen weeks ended May 1, 1999 increased 11.7% to $611.8 million in the 1999 period from $547.7 million in the thirteen weeks ended May 2, 1998. Total comparable sales for the period increased 6.3%. Higher comparable sales at Neiman Marcus Stores of 9.3% in the thirteen weeks ended May 1, 1999 contributed to the increase in revenues over the same period in fiscal 1998.

Operating earnings increased $20.8 million or 43.1% to $69.0 million in the thirteen week period ended May 1, 1999 compared to $48.2 million in the same period in 1998. This increase was primarily due to higher sales and proportionately lower buying and occupancy costs, offset in part by higher sales promotion expenses. In fiscal 1999, NMG shifted the timing of certain sales promotion events to the third quarter. Such events occurred in the fourth quarter in fiscal 1998.

Investment and Other Income
Investment and other income increased $6.8 million to $7.5 million compared with the same period last year, primarily from the gain of $6.4 million during the 1999 quarter on the sale of the Conviser CPA Review Course.

Interest Expense
Interest expense increased $7.1 million or 27.0% compared to the same period last year. The increase is primarily due to interest on borrowings under the Company's revolving credit facility to fund the Mosby acquisition. The interest expense includes a higher amount of interest incurred by NMG in comparison to the 1998 period, resulting from both a higher effective rate and higher average borrowings by NMG.

Minority Interest
The Company recorded minority interest in net earnings of its subsidiaries of $16.6 million in the third quarter of fiscal 1999 compared to $11.2 million in fiscal 1998. In the third quarter of fiscal 1999, minority interest includes $17.3 million relating to the minority interest in net earnings of its specialty retailing business, offset in part by minority interest in net losses of various publishing and educational services businesses. In the third quarter of fiscal 1998, the entire $11.2 million consisted of minority interest in net earnings of its specialty retailing business.

                        Liquidity and Capital Resources

The  following   discussion  analyzes  liquidity  and   capital  resources  by
operating, investing and financing activities as presented in the Company's condensed consolidated statement of cash flows.

Cash provided by operating activities for the nine months ended July 31, 1999 was $247.0 million. The publishing and educational services business segment provided $138.7 million of cash from operations while NMG's operations provided $108.3 million. The cash provided by the publishing and educational services businesses was sufficient to fund their working capital and capital expenditure requirements, as well as the Company's dividend requirements. NMG used cash provided by operations and borrowings under its revolving credit facility to fund its working capital, capital expenditures and acquisitions. The primary items affecting the Company's working capital were increases in accounts receivable of $52.9 million and merchandise inventories of $90.8 million, offset in part by an increase in current liabilities of $20.1 million.

                            HARCOURT GENERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                  Liquidity and Capital Resources (continued)

Cash flows used by investing activities were $338.0 million for the nine months ended July 31, 1999. The Company's investing activities included capital expenditures totaling $234.8 million. Publishing and educational services capital expenditures in the nine month period ended July 31, 1999 totaled $165.0 million and were related principally to expenditures for prepublication costs. Capital expenditures in the publishing and educational service businesses are expected to approximate $230.0 million in fiscal 1999. Specialty retail capital expenditures in the nine month period were $69.8 million. During the period, NMG purchased a building adjacent to its Neiman Marcus store in Union Square in San Francisco for a future expansion of this store. Specialty retailing capital expenditures also included existing store renovations and completion of construction of the new Neiman Marcus store in Honolulu, Hawaii. Capital expenditures for NMG in NMG's fiscal 1999 were $91.0 million.

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

At July 31, 1999, the Company had $270.0 million available under its $750.0 million revolving credit facility with 18 banks. The agreement expires in July 2002. NMG had $580.0 million available at May 1, 1999 under its $650.0 million revolving credit facility, which expires in October 2002.

The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth, operating and dividend requirements.

Year 2000

The Company has completed its assessment of its hardware and software systems, including the embedded systems in the Company's buildings, property and equipment, and is implementing plans to ensure that the operations of such systems will not be adversely affected by the Year 2000 date change.

The Company is presently in the process of renovating non-compliant systems and implementing converted and replaced systems for substantially all of its non-compliant hardware and software systems. The Company estimates that its efforts to make these systems Year 2000 compliant are approximately 85% complete, with substantial completion of the Year 2000 project currently anticipated for October 1999.

The Company established an ongoing program to communicate with its significant suppliers and vendors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to rectify their own Year 2000 issues. Based on responses to the Company's inquiries, the Company is in the process of identifying those suppliers and vendors most at risk for failing to achieve Year 2000 readiness on a timely basis and is monitoring their continuing progress. The Company is not presently aware of any significant exposure arising from potential third party failures. However, there can be no assurance that the systems of other companies on which the Company's systems or operations rely will be timely converted or that any failure of such parties to achieve Year 2000 compliance would not have an adverse effect on the Company's results of operations.


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

The Company is in the process of completing a contingency plan for critical operational systems, including, for example, establishing alternate vendors and monitoring production schedules. The Company expects to continue to modify this plan through October 1999.

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

                                    PART II





Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.


                10.1 Amended and Restated Agreement and Plan of Merger, dated as of July 1, 1999, among Harcourt General, Inc.,
                       The Neiman   Marcus   Group,   Inc.   and   Spring
                       Merger Corporation

                10.2 Amended and Restated Distribution Agreement, dated as of July 1, 1999, between Harcourt General, Inc. and The Neiman Marcus Group.

                27.1   Financial data schedule


         (b)  Reports on Form 8-K.

              On May 27, 1999, the Company filed a report on Form 8-K describing a plan to spin-off to the holders of its common stock approximately 21.4 million of the approximately 26.4 million shares of NMG Common stock held by the Company in a distribution to be tax-free to the Company and its stockholders.






























                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              HARCOURT GENERAL, INC.

Date: September 10, 1999                      /s/ John R. Cook
                                              John R. Cook
                                              Senior Vice President and
                                              Chief Financial Officer



Date: September 10, 1999                      /s/ Catherine N. Janowski
                                              Catherine N. Janowski
                                              Vice President and Controller


































