Form 10-K
period 1999-10-31
HARCOURT GENERAL INC
filed 2000-01-28
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended October 31, 1999

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

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]



              The aggregate market value of the Common Stock held by non-affiliates of the registrant was $2.118 billion on January 21, 2000.

              There were 51,712,107 shares of Common Stock,
20,020,258 shares of Class B Stock and 812,769 shares of Series A
Cumulative Convertible Stock outstanding as of January 21, 2000.

               Documents Incorporated by Reference

              Portions of the Company's 1999 Annual Report to
Stockholders are incorporated by reference in Parts I, II and IV of this Report. Portions of the Proxy Statement for the Annual
Meeting of Stockholders to be held on March 10, 2000 are incorporated by reference in Part III of this Report.



                     HARCOURT GENERAL, INC.

                   ANNUAL REPORT ON FORM 10-K

           FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                        TABLE OF CONTENTS

PART I                                                      Page No.

 Item 1    Business                                             1
 Item 2.   Properties                                           3
 Item 3.   Legal Proceedings                                    4
 Item 4.   Submission of Matters to a Vote of Security Holders  4

PART II

 Item 5.   Market for the Registrant's Common Equity            5
             and Related Stockholder Matters
 Item 6.   Selected Financial Data                              5
 Item 7.   Management's Discussion and Analysis of              5
             Financial Condition and Results of Operations
 Item 7A.  Quantitative and Qualitative Disclosures About       5
             Market Risk
 Item 8.   Financial Statements and Supplementary Data          6
 Item 9.   Changes in and Disagreements with Accountants        6
             on Accounting and Financial Disclosure


PART III

 Item 10.  Directors and Executive Officers of the Registrant   6
 Item 11.  Executive Compensation                               8
 Item 12.  Security Ownership of Certain Beneficial             9
             Owners and Management
 Item 13.  Certain Relationships and Related Transactions       9

PART IV

 Item 14.  Exhibits, Financial Statement Schedules,             9
             and Reports on Form 8-K


Signatures                                                    S-1


                             PART I

ITEM 1.  BUSINESS

     General

     Harcourt General, Inc., a Delaware corporation formed in 1950 (the "Company"), is a leading global multiple-media publisher providing educational, training and assessment products and services to classroom, corporate, professional and consumer markets.

     Prior to October 22, 1999, the Company owned a controlling interest in The Neiman Marcus Group, Inc. ("NMG"), a high-end specialty retailer. On October 22, 1999, the Company distributed to its stockholders approximately 21.4 million of the 26.4 million shares of NMG common stock held by the Company (the "Distribution"). For more information about the Distribution and the relationship between the Company and NMG, see Note 2 to the Consolidated Financial Statements in Item 14 below.

     The Company operates its business through four principal segments, described below and in Note 3 to the Consolidated
Financial Statements in Item 14  below.

     Education Group. The Education Group is a leading content provider to classroom and at-home K-12 and supplemental learners offering a complementary array of value-added products and services through school, library and direct-to-consumer channels. The Education Group includes the operations of Harcourt School Publishers; Holt, Rinehart and Winston ("HRW"); Steck-Vaughn; and Harcourt Trade Publishers. The Education Group publishes textbooks and related instructional materials for kindergarten to grade eight through Harcourt School and for the middle and secondary education markets through HRW. Steck-Vaughn publishes supplemental educational materials used in elementary, secondary and adult education, test preparation materials, and offers English language literacy programs for training workers for whom English is a second language. Harcourt Trade publishes children's books, general adult fiction and nonfiction hardcover books, and trade paperbacks under the Harvest imprint.

     Higher Education Group. The Higher Education Group brings traditional and technology-enabled content to adults seeking higher education in traditional and non-traditional settings, offering a broad array of products and services to the campus-based, direct-to-consumer and corporate markets. The Higher Education Group includes Harcourt College Publishers, Harcourt Learning Direct, Archipelago Productions and Harcourt Professional Education. Harcourt College publishes textbooks and other materials for the college and university market under the Harcourt, Saunders, Dryden and HRW imprints. Harcourt Learning Direct provides traditional and technology-based distance learning opportunities in vocational, degree and professional self-study programs. Harcourt Professional Education conducts review courses under the BAR/BRI name for individuals preparing for bar examinations, as well as live-lecture and computer-based review courses for law and accounting examinations, and publishes print and electronic information resources, including reference guides and newsletters for financial, legal and human resources professionals.



     Corporate and Professional Services Group. The Corporate and Professional Services Group produces technology-based training, assessment and educational products and services for the corporate learner market and individual professionals. The Corporate and Professional Services Group includes the operations of NETg; The Psychological Corporation; Assessment Systems, Inc. ("ASI"); Drake Beam Morin ("DBM"); and Knowledge Communication, Inc. ("KCI"). NETg develops and sells self-study information technology and related professional training products and services which are delivered by CD-ROM, the Internet, and corporate intranets to information technology professionals. The Psychological Corporation provides tests and related products and services for educational and psychological assessment. ASI develops and administers computer-based tests and related services for professional and regulatory licensing and credentialing and corporate pre-employment testing. DBM is one of the world's leading organizational and individual transition consulting firms, assisting organizations and individuals worldwide in outplacement, career and transition management and employee selection. KCI provides technology-based professional development and business skills training.

     Worldwide Scientific, Technical and Medical Group. The Worldwide Scientific, Technical and Medical ("STM") Group is a leading provider of information products through both traditional and new technology-enabled channels to health, scientific and technical professionals worldwide. The STM Group includes Harcourt Health Sciences, comprised of the global medical publishing operations of W.B. Saunders, Mosby and Churchill Livingstone; Academic Press; and Harcourt Publishers International. Harcourt Health Sciences publishes books, periodicals and electronic products in the health sciences, and advertising-based newsletters for health professionals. Academic Press publishes scholarly books, journals, data bases and products and value-added services in print and electronic media, in the life, physical, social and computer sciences.

     Harcourt Publishers International is responsible for international distribution of Harcourt English language products and the publication of adaptations, translations and indigenous materials worldwide.

     Competition

      Numerous companies compete in all of the markets in which the Company's various businesses operate. The Company believes that the principal competitive factors in connection with these businesses are the breadth, quality, timeliness, and price of products and services; customer service and support; the ability to acquire intellectual property rights; editorial, marketing, and distribution capabilities; the ability to maintain key vendor alliances; ability to compete in non-U.S. markets; the reputation of the Company; and the Company's financial and management resources.


Certain Additional Information

     Employees

     At October 31, 1999, the Company had approximately 13,600 employees worldwide. Approximately 1% of the Company's employees are subject to collective bargaining agreements.

     The Company believes that its relations with its employees are generally good.

     Capital Expenditures; Seasonality; Liquidity; Capital
Resources

     For a review of the Company's financial results for fiscal 1999, including information on capital expenditures, seasonality, liquidity, capital resources and other financial information, reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section on pages 23 through 26 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1999 (the "1999 Annual Report"), which information is incorporated herein.

     Financial Information About Industry Segments and
Geographical Operations

     The information set forth under the heading "Description of Continuing Operations and Segment Information" in Note 3 of the
Notes to Consolidated Financial Statements on pages 34 and 35 of the 1999 Annual Report is incorporated herein.

     Executive Officers of the Registrant

     The information set forth under the heading "Executive
Officers" in Item 10 below is incorporated herein.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in leased facilities in Chestnut Hill, Massachusetts, a suburb of Boston. At October 31, 1999, the Company operated out of approximately
5.3 million square feet of office and distribution facilities throughout the world, consisting of approximately 185,000 square feet of owned office facilities, 2.7 million square feet of leased office facilities, 1.7 million square feet of owned distribution facilities, and 700,000 square feet of leased distribution facilities.

     For additional information about the properties of the Company, see the information contained in Note 12 of the Notes to Consolidated Financial Statements under the heading "Leases" on page 42 of the 1999 Annual Report, which is incorporated herein.



ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various suits and claims incidental to the ordinary course of its business. The Company does not believe that the disposition of any such suits or claims will have a material adverse effect on the financial position or continuing operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting held on September 15, 1999, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the total number of shares of authorized capital stock from 320 million to 370 million shares (consisting of 150 million shares of Common Stock, 80 million shares of Class B Stock, 100 million shares of a new class of stock denominated as Class C Stock and 40 million shares of Preferred Stock), and to establish the relative rights, powers and limitations of the Common, Class B and new Class C Stock. The votes cast at the Special Meeting were as follows:

                     Common Stock               Class B Stock

            For:       29,406,122                  19,990,595
            Against:   10,042,920                          91
            Abstain:       23,888                          16



                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The following information contained in the 1999 Annual
     Report is incorporated herein:

     (i) "Dividends per share" in Note 16 of the Notes to Consolidated Financial Statements on page 46 of the 1999
     Annual Report; and

     (ii) "Stock Information" (including the accompanying table and text) on page 50 of the 1999 Annual Report. In addition to the information set forth therein with respect to the Company's Common Stock and Series A Cumulative Convertible Stock, the Company's Class B Stock is subject to significant restrictions on transfer and is not listed or traded on any exchange or in any market. As of January 14, 2000, there were 1,624 record holders of Class B
     Stock. For further information with respect to the Class B Stock, including the ownership by the family of Richard A. Smith (the Chairman of the Company) of 99.9% of the Class B Stock, reference is made to the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

     The response to this Item is contained in the 1999 Annual
Report under the caption "Five Year Summary (Unaudited)" on page
48 and is incorporated herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is contained in the 1999 Annual
Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 26 and is incorporated herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

     The response to this Item is contained in the 1999 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" on page 25 and is incorporated herein.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and supplementary data set forth in Item 14 are incorporated herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       A.  Directors

       The response to this Item regarding the directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 by the Company's officers and directors is contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein.

       B.  Executive Officers

       Set forth below are the names, ages (at January 14, 2000) and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

Richard A. Smith - 75
       Chairman of the Company and of The Neiman Marcus Group, Inc.; Chief Executive Officer of the Company from January 1997 until November 1999; Chief Executive Officer of The Neiman Marcus Group, Inc. from January 1997 to December 1998; Chief Executive Officer of the Company and The Neiman Marcus Group, Inc. prior to 1991; Chairman, President (until November 1995) and Chief Executive Officer of GC Companies, Inc.; Director of the Company, The Neiman Marcus Group, Inc. and GC Companies, Inc. Mr. Smith is the father of Robert A. Smith and the father-in-law of Brian J. Knez. Mr. Smith is the uncle of Jeffrey
       R. Lurie, a director of the Company.




Robert A. Smith - 40
       President and Co-Chief Executive Officer of the Company since November 1999; President and Co-Chief Operating Officer of the Company from January 1997 to November 1999; Co-Chief Executive Officer of Harcourt, Inc. since May 1999; Group Vice President of the Company prior thereto; Co-Chief Executive Officer of The Neiman Marcus Group, Inc. since May 1999; Chief Executive Officer of The Neiman Marcus Group, Inc. from December 1998 to May 1999; President and Chief Operating Officer of The Neiman Marcus Group, Inc. from January 1997 to December 1998; Group Vice President of The Neiman Marcus Group, Inc. prior thereto; President and Chief Operating Officer of GC Companies, Inc. since November 1995; Director of the Company and of The Neiman Marcus Group, Inc. Mr. Smith is the son of Richard A. Smith, the brother-in-law of Brian J. Knez, and the cousin of Jeffrey R. Lurie, a director of the Company.

Brian J. Knez - 42
       President and Co-Chief Executive Officer of the Company since November 1999; President and Co-Chief Operating Officer of the Company from January 1997 to November 1999; Co-Chief Executive Officer of The Neiman Marcus Group, Inc. since May 1999; President (until November
       1998) and Chief Executive Officer of Harcourt, Inc. since May 1995 and Co-Chief Executive Officer since May 1999; President of the Scientific, Technical, Medical and Professional Group of Harcourt, Inc. prior thereto; Director of the Company and of The Neiman Marcus Group, Inc. Mr. Knez is the son-in-law of Richard A. Smith and the brother-in-law of Robert A. Smith.

John R. Cook - 58
       Senior Vice President and Chief Financial Officer of the
       Company and of The Neiman Marcus Group, Inc.; Director of
       The Neiman Marcus Group, Inc.

Eric P. Geller - 52
       Senior Vice President, General Counsel and Secretary of the Company and of The Neiman Marcus Group, Inc.

Kathleen A. Bursley - 45
       Vice President of the Company since December 1998; Vice
       President and General Counsel of Harcourt, Inc.

Peter Farwell - 57
       Vice President - Corporate Relations of the Company and of The Neiman Marcus Group, Inc.

Paul F. Gibbons - 48
       Vice President and Treasurer of the Company and of The
       Neiman Marcus Group, Inc.



Gerald T. Hughes - 43
       Vice President-Human Resources of the Company and of The
       Neiman Marcus Group, Inc.

Catherine N. Janowski - 39
       Vice President and Controller of the Company and of The
       Neiman Marcus Group, Inc. since November 1997; Director,
       Corporate Accounting of the Company and of The Neiman
       Marcus Group, Inc. prior thereto.

James P. Levy - 59
       Vice President of the Company since December 1998; President and Chief Operating Officer of Harcourt, Inc. since November 1998; President of Harcourt Education and Lifelong Learning & Assessment Groups prior thereto.

Gail S. Mann - 48
       Vice President-Corporate Law and Associate General
       Counsel since August 1999; Vice President, Assistant
       General Counsel, Secretary and Clerk, Digital Equipment
       Corporation from 1994 until September 1998.

Michael F. Panutich - 51
       Vice President - General Auditor of the Company and of
       The Neiman Marcus Group, Inc.

Paul Robershotte - 46
       Vice President - Strategy and Business Development of the Company and of The Neiman Marcus Group, Inc. since February 1999; President and Chief Executive Officer of Age Wave Communications from February 1996 until June 1998; Executive Vice President and Chief Operating Officer of Age Wave, Inc. from May 1995 until February 1996; Vice President and Director of Bain & Co. prior thereto.

ITEM 11. EXECUTIVE COMPENSATION

       The response to this Item is contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Directors' Compensation", "Executive Compensation" and "Transactions Involving Management" and is incorporated herein.





ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

       The response to this Item is contained in the Proxy
Statement for the 2000 Annual Meeting of Stockholders under the caption "Stock Ownership of Certain Beneficial Owners and
Management" and is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The response to this Item is contained in the Proxy
Statement for the 2000 Annual Meeting of Stockholders under the captions "Executive Compensation" and "Transactions Involving
Management" and is incorporated herein.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

14(a)(1)  Financial Statements

          The documents listed below are incorporated herein by reference to the Company's 1999 Annual Report to
          Stockholders:

            Consolidated Balance Sheets - October 31, 1999 and
            1998.

            Consolidated Statements of Operations for the fiscal years ended October 31, 1999, 1998, and 1997.

            Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1999, 1998 and 1997.

            Consolidated Statements of Shareholders' Equity for the fiscal years ended October 31, 1999, 1998 and 1997.

            Notes to Consolidated Financial Statements.

            Independent Auditors' Report.



14(a)(2)  Consolidated Financial Statement Schedules

          The document and schedule listed below are filed as part of this Form 10-K:
                                                       Page In
                                                     Form 10-K

          Independent Auditors' Report on Consolidated
          Financial Statement Schedule                     F-1

          Schedule II - Valuation and Qualifying Accounts
          and Reserves                                     F-2


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

14(b)  Reports on Form 8-K

       On October 4, 1999, the Company filed a report on Form 8-K reporting the receipt of a favorable ruling from the Internal Revenue Service regarding the planned distribution to its shareholders of most of the Company's equity position in The Neiman Marcus Group, Inc., and the Company's declaration of a dividend to its common shareholders of such shares.

       On November 1, 1999, the Company filed a report on Form 8-K reporting the distribution on October 22, 1999 of 21,440,960 shares of Class B Common Stock of The Neiman Marcus Group, Inc. to holders of the Company's Common Stock and Class B Stock.



                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HARCOURT GENERAL, INC.


                          By:/s/ Brian J. Knez
                          Brian J. Knez, President
                          and Co-Chief Executive Officer

                          By:/s/ Robert A. Smith
                          Robert A. Smith, President
                          and Co-Chief Executive Officer

Dated: January 24, 2000

              Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

  Signature                Title                    Date

Principal Executive
Officers:

 /s/ Brian J. Knez         President and Co-Chief     January 24, 2000
Brian J. Knez              Executive Officer


 /s/ Robert A. Smith       President and Co-Chief     January 24, 2000
Robert A. Smith            Executive Officer

Principal Financial
Officer:

 /s/ John R. Cook          Senior Vice President and  January 24, 2000
  John R. Cook             Chief Financial Officer

Principal Accounting
Officer:

 /s/ Catherine N. Janowski Vice President and         January 24, 2000
Catherine N. Janowski      Controller

                               S-1


                           Directors:



/s/ Richard A. Smith                            January 24, 2000
Richard A. Smith



 /s/ William F. Connell                         January 24, 2000
William F. Connell



 /s/ Gary L Countryman                          January 24, 2000
Gary L. Countryman



 /s/ Jack M. Greenberg                          January 24, 2000
Jack M. Greenberg



 /s/ Brian J. Knez                              January 24, 2000
Brian J. Knez



 /s/ Jeffrey R, Lurie                           January 24, 2000
Jeffrey R. Lurie



 /s/ Lynn Morley Martin                         January 24, 2000
Lynn Morley Martin



 /s/ Maurice Segall                             January 24, 2000
Maurice Segall


                                S-2


                           Directors:

 /s/ Robert A. Smith                            January 24, 2000
Robert A. Smith



 /s/ Paula Stern                                January 24, 2000
Paula Stern



 /s/ Hugo Uyterhoeven                           January 24, 2000
Hugo Uyterhoeven



 /s/ Clifton R. Wharton, Jr.                    January 24, 2000
Clifton R. Wharton, Jr.

















                                 S-3




                                                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Harcourt General, Inc.
Chestnut Hill, Massachusetts

We have audited the consolidated financial statements of Harcourt General, Inc. and its subsidiaries (the "Company") as of October 31, 1999 and 1998, and for each of the three years in the period ended October 31, 1999, and have issued our report thereon dated December 9, 1999. Such consolidated financial statements and report are included in the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 14(a)(2). The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP


Boston, Massachusetts
December 9, 1999






















                                F-1


                                                               Schedule II
                    HARCOURT GENERAL, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       THREE YEARS ENDED OCTOBER 31, 1999
                                (In  thousands)



COLUMN A                              COLUMN B          COLUMN C        COLUMN D   COLUMN E
                                                   ____Additions____

                                     Balance at   Charged to  Charged
                                      Beginning   Costs and  To Other              Balance at
Description                           of Period   Expenses   Accounts  Deductions  End of Period
________________________________________________________________________________________________

YEAR ENDED OCTOBER 31, 1999

Allowance for doubtful accounts      $ 40,253     8,564     (1,389)     7,606(C)   $ 39,822
(deducted from accounts receivable)

Allowance for book returns (A)       $ 71,200   171,740     (4,821)   143,999(D)   $ 94,120
(deducted from accounts receivable)

YEAR ENDED OCTOBER 31, 1998

Allowance for doubtful accounts      $ 30,318     5,924    13,113(B)   9,102(C)    $ 40,253
(deducted from accounts receivable)

Allowance for book returns (A)       $ 65,911    84,779    27,930(B) 107,420(D)    $ 71,200
(deducted from accounts receivable)

YEAR ENDED OCTOBER 31, 1997

Allowance for doubtful accounts      $ 13,832    10,670    13,775     7,959(C)     $ 30,318
(deducted from accounts receivable)

Allowance for book returns (A)       $ 53,189   102,175     3,915    93,368(D)     $ 65,911
(deducted from accounts receivable)


(A)  Reflects gross allowance netted against receivable.  Reserves for returns to inventory and recovery of royalties payable are netted directly against those balances and are not material.

(B)  Reflects additions to the allowance from acquisitions during the year.

(C)  Write-off uncollectible accounts net of recoveries.

(D)  Books actually returned during the year.



                              EXHIBIT INDEX



     3.1       Restated Certificate of Incorporation of the
               Company.

     3.2       By-Laws of the Company, as amended.

     4.1 Indenture, dated as of May 1, 1987, between the Company and Manufacturers Hanover Trust Company, as Trustee, and Terms Agreement, dated March 16, 1988, among the Company,The First Boston Corporation and Salomon Brothers Inc relating to the Company's 9 1/2% Subordinated Notes due 2000, incorporated herein by reference to Exhibit 1 to the Company's Report on Form 8-K, dated March 16, 1988.

     4.2 Indenture dated as of April 23, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's 8 1/4% Senior Notes Due 2002 and the Company's 8 7/8% Senior Debentures Due 2022, incorporated herein by reference to
               Exhibit 4.1 to the Company's Registration
               Statement on Form S-3, File No. 33-46148.

     4.3 First Supplemental Indenture dated as of August 5, 1997 between the Company and Bankers Trust Company, as Trustee, relating to the Company's 6.70% Senior Notes Due 2007, the Company's 7.20% Senior Debentures Due 2027, and the Company's 7.30% Senior Debentures Due 2097, incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3,File No. 333-30621.

     4.4 Indenture dated as of May 15, 1986 between National Education Corporation and Continental Illinois National Bank and Trust Company of Chicago, as Trustee,incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to National Education Corporation's Registration Statement on Form S-3, File No. 33-5552.

     4.5 Tripartite Agreement dated as of June 1, 1990 among National Education Corporation, IBJ Schroder Bank & Trust Company and Continental Bank, National Association, as resigning Trustee, incorporated herein by reference to Exhibit 4 to National Education Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-6981.

     4.6 First Supplemental Indenture dated as of July 21, 1997 among National Education Corporation, Harcourt General, Inc., and IBJ Schroder Bank & Trust Company, incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A, dated July 22, 1997, File No. 1-4925.

     4.7       Smith-Lurie/Marks Stockholders' Agreement, dated
               December 29, 1986, incorporated herein by reference to Exhibit 4.5 to the Company's Annual
               Report on Form 10-K for the fiscal year ended
               October 31, 1992.

     *10.1 1988 Stock Incentive Plan, incorporated herein by reference to Exhibit 28.1 to the Company's
               Registration Statement on Form S-8, File No. 33-
               26079.

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

     *10.6 Deferred Compensation Plan for Non-Employee Directors,incorporated herein by reference to
               Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

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

     *10.8(b) Amendment, dated as of December 15, 1998, to Split Dollar Life Insurance Agreement, dated as of June 21, 1990, by and between the Company and the Richard and Susan Smith 1990 Issue Trust, under a Declaration of Trust dated as of April 3, 1990, incorporated herein by reference to Exhibit 10.8(b) of the Company's Annual Report on Form10-K for the fiscal year ended October 31, 1998.

     *10.9 Key Employee Deferred Compensation Plan, as amended, incorporated herein by reference to
               Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

     10.10     Amended and Restated Intercompany Services
               Agreement, dated as of November 1, 1999, between the Company and The Neiman Marcus Group, Inc.

     10.11 Amended and Restated Intercompany Services Agreementdated as of November 1, 1995, between the Company and GC Companies, Inc., incorporated herein by reference to Exhibit 10.11(b) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

     10.12(a) Credit Agreement dated as of July 18, 1997 among the Company, the banks listed therein, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent, and BankBoston, N.A.,as administrative agent, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

     10.12(b) Amendment dated January 30, 1998 to Credit Agreement dated as of July 18, 1997 among the Company, the banks listed therein, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent, and BankBoston, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for fiscal year ended October 31, 1998.

     10.13 Amended and Restated Agreement and Plan of Merger, dated as of July 1, 1999, among the Company, The Neiman Marcus Group, Inc., and Spring Merger Corporation, incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

     10.14 Amended and Restated Distribution Agreement dated as of July 1, 1999, between the Company and The Neiman Marcus Group, Inc., incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

     13.1 The following sections of the 1999 Annual Report to Stockholders ("1999 Annual Report") which are expressly incorporated by reference into this Annual Report on Form 10-K:

                    Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations at pages 23 through 26 of the 1999 Annual Report.

                    Consolidated Financial Statements and the
                    Notes thereto at pages 27 through 46 of the 1999 Annual Report.

                    Independent Auditors' Report at page 47 of the 1999 Annual Report.

                    The information appearing under the caption
                    "Five Year Summary (Unaudited)" on page 48 of the 1999 Annual Report.

                    The information appearing under the caption
                    "Stock Information" (including the
                    accompanying tables and text)on page 50 of the 1999 Annual Report.

     21.1      Subsidiaries of the Company.

     23.1      Consent of Deloitte & Touche LLP.

     27.1      Financial Data Schedule.