Form 10-Q
period 2000-01-31
HARCOURT GENERAL INC
filed 2000-03-16
CIK 40493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                     January 31, 2000
                     -----------------------------------------------------------

Commission File Number                         1-4925
                      ----------------------------------------------------------

                             HARCOURT GENERAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              04-1619609
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



27 Boylston Street, Chestnut Hill, MA                                    02467
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (617) 232-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  YES   [X]                   NO   [ ]



As of March 6, 2000, the number of outstanding shares of each of the issuer's classes of common stock was:


          Class                                            Outstanding Shares
------------------------------                             ------------------
Common Stock, $1.00 Par Value                                  51,717,928
Class B Stock, $1.00 Par Value                                 20,020,227

                             HARCOURT GENERAL, INC.

                                    I N D E X




Part I.    FINANCIAL INFORMATION                                    PAGE NUMBER

  Item 1.  Condensed Consolidated Balance Sheets as of
           January 31, 2000 and October 31, 1999                           1

           Condensed Consolidated Statements of Operations
           for the Three Months Ended January 31, 2000
           and 1999                                                        2

           Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended January 31, 2000
           and 1999                                                        3

           Notes to Condensed Consolidated Financial Statements            4-6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7-9




Part II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                10


Signatures                                                                 11


Exhibit 27.1                                                               12

                             HARCOURT GENERAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)
                                                   January 31,     October 31,
                                                          2000            1999
                                                   -----------     -----------
                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and equivalents                              $   52,493      $   24,144
  Accounts receivable, net                             336,124         473,577
  Inventories                                          227,187         212,771
  Deferred income taxes                                 80,716          80,716
  Other current assets                                  35,833          39,549
                                                    ----------      ----------
    Total current assets                               732,353         830,757
                                                    ----------      ----------

Property and equipment, net                            128,676         128,804

Other assets:
  Prepublication costs, net                            326,073         322,346
  Investment in The Neiman Marcus Group, Inc.          121,908         119,414
  Goodwill, net                                      1,394,709       1,409,485
  Other intangible assets, net                          49,123          52,538
  Other                                                 91,190          86,761
                                                    ----------      ----------
    Total other assets                               1,983,003       1,990,544
                                                    ----------      ----------

    Total assets                                    $2,844,032      $2,950,105
                                                    ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                           $   51,304      $    6,868
  Accounts payable                                     222,566         203,521
  Other current liabilities                            494,415         483,168
                                                    ----------      ----------
    Total current liabilities                          768,285         693,557
                                                    ----------      ----------

Long-term liabilities:
  Notes and debentures                               1,222,331       1,356,804
  Other long-term liabilities                          183,975         182,842
  Deferred income taxes                                 55,946          55,946
                                                    ----------      ----------
    Total long-term liabilities                      1,462,252       1,595,592
                                                    ----------      ----------

Minority interest                                       18,856          19,093

Shareholders' equity:
  Preferred stock                                          813             863
  Common stock                                          71,707          71,167
  Paid-in capital                                      318,976         317,037
  Accumulated other comprehensive income                   843           2,269
  Retained earnings                                    202,300         250,527
                                                    ----------      ----------
    Total shareholders' equity                         594,639         641,863
                                                    ----------      ----------

    Total liabilities and shareholders' equity      $2,844,032      $2,950,105
                                                    ==========      ==========



See Notes to Condensed Consolidated Financial Statements.

                             HARCOURT GENERAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands except
for per share amounts)                               FOR THE THREE MONTHS
                                                       ENDED JANUARY 31,
                                                  -------------------------
                                                       2000            1999
                                                  ---------       ---------

Revenues                                          $ 402,947       $ 387,637

Costs applicable to revenues                        154,897         143,642
Selling, general and administrative expenses        278,347         267,555
Corporate expenses                                    5,676           5,148
                                                  ---------       ---------

Operating loss                                      (35,973)        (28,708)

Investment and other income                           8,521             877
Interest expense                                    (25,870)        (26,468)
                                                  ---------       ---------

Loss from continuing operations
   before income taxes and minority interest        (53,322)        (54,299)

Income tax benefit                                   19,729          21,303
                                                  ---------       ---------

Loss from continuing operations
    before minority interest                        (33,593)        (32,996)

Minority interest in net losses
  of subsidiaries                                       237             715
                                                  ---------       ---------

Loss from continuing operations                     (33,356)        (32,281)

Earnings from discontinued specialty retail
  operations, net                                        --          12,778
                                                  ---------       ---------

Net loss                                          $ (33,356)      $ (19,503)
                                                  =========       =========

Weighted average number of common and
     common equivalent shares outstanding:
  Basic and diluted shares                           71,186          71,060
                                                  =========       =========

Basic and diluted amounts per common share:
  Continuing operations                           $    (.47)      $    (.46)
  Discontinued specialty retail operations               --             .18
                                                  ---------       ---------
  Basic and diluted net loss                      $    (.47)      $    (.28)
                                                  =========       =========

Dividends per share:
  Common Stock                                    $     .21       $     .20
                                                  =========       =========
  Class B Stock                                   $    .189       $     .18
                                                  =========       =========
  Series A Stock                                  $   .2826       $   .2275
                                                  =========       =========



See Notes to Condensed Consolidated Financial Statements.

                             HARCOURT GENERAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)
                                                        FOR THE THREE MONTHS
                                                          ENDED JANUARY 31,
                                                     -------------------------
                                                          2000            1999
                                                     ---------       ---------
Cash flows from operating activities:
  Net loss                                           $ (33,356)      $ (19,503)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
         Discontinued specialty retail operations           --         (12,778)
         Amortization of prepublication costs           36,160          31,524
         Depreciation and other amortization            26,433          32,250
         Gain on sale of securities                     (7,644)             --
         Minority interest                                (237)           (715)
         Other items                                    (2,375)            799
         Changes in assets and liabilities:
           Accounts receivable                         137,453         124,139
           Inventories                                 (14,416)         (8,749)
           Other current assets                         (4,715)           (158)
           Accounts payable and other current
           liabilities                                  30,186          35,507
                                                     ---------       ---------

Net cash provided by operating activities              167,489         182,316
                                                     ---------       ---------

Cash flows from investing activities:
  Capital expenditures                                 (47,605)        (40,657)
  Proceeds from sale of securities                      12,394              --
                                                     ---------       ---------

Net cash used for investing activities                 (35,211)        (40,657)
                                                     ---------       ---------

Cash flows from financing activities:
  Repayments of revolving credit
    facilities, net                                    (90,465)       (130,000)
  Repayment of debt                                         --            (477)
  Cash dividends paid                                  (14,871)        (14,018)
  Other equity transactions                              1,407           1,487
                                                     ---------       ---------

Net cash used for financing
  activities                                          (103,929)       (143,008)
                                                     ---------       ---------

Cash and equivalents
  Increase (decrease) during the period                 28,349          (1,349)
  Beginning balance                                     24,144          58,556
                                                     ---------       ---------
  Ending balance                                     $  52,493       $  57,207
                                                     =========       =========



See Notes to Condensed Consolidated Financial Statements.

                             HARCOURT GENERAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The Condensed Consolidated Financial Statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements include the accounts of Harcourt General, Inc. (the Company or Harcourt General) and its majority-owned subsidiaries. The Company's consolidated financial statements have been restated to reflect the specialty retail operations as a discontinued operation.

         Harcourt General is a leading global multiple-media publisher and service provider for the educational, assessment, training and professional information markets. All significant intercompany accounts and transactions are eliminated. Except as indicated, amounts reflected in the consolidated financial statements or disclosed in the notes to the consolidated financial statements relate to the Company's continuing operations, and prior year amounts have been restated and reclassified to conform with the current presentation.

         The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.       LOSS PER SHARE

         Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the loss from continuing operations used in computing basic and diluted loss per share is as presented in the table below:

                                                    THREE MONTHS ENDED
                                             --------------------------------
         (In thousands)                       January 31,         January 31,
                                                     2000                1999
                                             ------------         -----------
         Loss from continuing operations         $(33,356)           $(32,281)
         Less: dividends on Series A
           Cumulative Convertible Stock              (230)               (206)
                                             ------------         -----------

         Loss from continuing operations
           for computation  of basic and
           diluted loss per share                $(33,586)           $(32,487)
                                             ============         ===========


         The shares for the computation of basic and diluted loss per share are 71,186,000 and 71,060,000 shares for the three months ended January 31, 2000 and 1999, respectively.

                             HARCOURT GENERAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       LOSS PER SHARE (CONTINUED)

         Options to purchase 3,397,514 and 1,050,086 shares of common stock and the assumed conversion of 813,000 and 863,000 shares of Series A Cumulative Convertible Stock were not included in the computation of diluted loss per share because of the net loss in the first quarter of fiscal 2000 and 1999, respectively.

3.       COMPREHENSIVE LOSS

         Total comprehensive loss amounted to $39.6 million and $13.7 million for the three months ended January 31, 2000 and 1999, respectively. Comprehensive loss differs from net loss primarily due to foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities, less reclassification for realized gains or losses included in net loss.

4.       OPERATING SEGMENTS

         The Company has four reportable segments: Education Group, Higher Education Group, Corporate and Professional Services Group and Worldwide Scientific, Technical and Medical (STM) Group. The Education Group consists of the Company's K-12 and supplemental and trade publishing operations. The Higher Education Group includes college, distance learning and graduate test preparation businesses. The Corporate and Professional Services Group is comprised of testing and related services, career counseling and technology-based IT and human resources training. The Worldwide STM Group includes the Company's scientific, technical and medical publishing businesses and its international publishing and distribution operations. Other includes unallocated corporate items.

         The following tables set forth the information for the Company's reportable segments for the three months ended January 31:

         (In thousands)
                                                           2000          1999
                                                         --------      --------
         REVENUES:

         Education Group                                 $ 49,511      $ 41,394
         Higher Education Group                            83,913        83,137
         Corporate and Professional Services Group        101,757       103,233
         Worldwide STM Group                              167,766       159,873
                                                         --------      --------
          Total                                          $402,947      $387,637
                                                         ========      ========

         OPERATING EARNINGS (LOSS):

         Education Group                                 $(58,564)     $(51,372)
         Higher Education Group                             8,842         4,935
         Corporate and Professional Services Group         (1,323)        6,299
         Worldwide STM Group                               20,748        16,578
         Other                                             (5,676)       (5,148)
                                                         --------      --------
          Total                                          $(35,973)     $(28,708)
                                                         ========      ========

                             HARCOURT GENERAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       ACQUISITION LIABILITIES

         At October 31, 1999, $56.4 million is included in other current liabilities representing facility exit costs of $32.0 million, severance and employee benefit obligations of $8.3 million, unfulfilled contractual obligations of $6.1 million and other obligations of $10.0 million. In the three months ended January 31, 2000, approximately $9.9 million was charged against acquisition liabilities. At January 31, 2000, $46.5 million is included in other current liabilities consisting primarily of facility exit costs of $30.9 million, severance and employee benefit obligations of $4.9 million, unfulfilled contractual obligations of $6.0 million and other obligations of $4.7 million.

                             HARCOURT GENERAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

The following table illustrates revenues and operating earnings (loss) by business segment for the three months ended January 31.

(In thousands)                                             2000         1999
                                                         --------     --------


Revenues:
  Education Group                                        $ 49,511     $ 41,394
  Higher Education Group                                   83,913       83,137
  Corporate and Professional Services Group               101,757      103,233
  Worldwide STM Group                                     167,766      159,873
                                                         --------     --------
Total revenues                                           $402,947     $387,637
                                                         ========     ========

Operating Earnings (Loss):
  Education Group                                        $(58,564)    $(51,372)
  Higher Education Group                                    8,842        4,935
  Corporate and Professional Services Group                (1,323)       6,299
  Worldwide STM Group                                      20,748       16,578
  Corporate expenses                                       (5,676)      (5,148)
                                                         --------     --------
Total operating loss                                     $(35,973)    $(28,708)
                                                         ========     ========

EDUCATION GROUP

Revenues from the Education Group increased $8.1 million, or 19.6%, in the first three months of fiscal 2000. The increase was primarily attributable to higher math, science, social studies, and reading program sales, as well as higher sales at Steck-Vaughn, the Group's supplemental educational publishing business.

The Education Group incurred an operating loss of $58.5 million in the first quarter of fiscal 2000, increasing by $7.1 million from a loss of $51.4 million in the first three months of fiscal 1999. The loss increased primarily as a result of higher selling and marketing, sampling and plate amortization costs.

HIGHER EDUCATION GROUP

Revenues from the Higher Education Group increased to $83.9 million in the first three months of fiscal 2000 from $83.1 million in the first three months of fiscal 1999. The increase was primarily due to higher sales of college titles.

Operating earnings from the Higher Education Group increased $3.9 million, or 79.2%, in the first quarter of fiscal 2000. The increase resulted primarily from higher revenues in the Group's college publishing business and general and administrative expense reductions at Harcourt Learning Direct, the Group's distance learning business.

                             HARCOURT GENERAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CORPORATE AND PROFESSIONAL SERVICES GROUP

Revenues from the Corporate and Professional Services Group decreased 1.4% to $101.7 million in the first quarter of fiscal 2000 from $103.2 million in the prior year. The decrease was primarily attributable to lower revenues at NETg, the Group's technology-based training business for information technology professionals. The decrease was partially offset by higher sales at Drake Beam Morin (DBM), the Group's professional services and outplacement business, and The Psychological Corporation, the Group's educational and clinical assessment business.

The Corporate and Professional Services Group incurred an operating loss of $1.3 million compared to earnings of $6.3 million in the prior year period. The decrease was primarily due to lower revenues at NETg, and to a lesser extent, to higher expenses at Assessment Systems, Inc. related to expansion initiatives.

WORLDWIDE SCIENTIFIC, TECHNICAL AND MEDICAL (STM) GROUP

Revenues from the Worldwide STM Group increased 4.9% to $167.8 million in the first quarter of fiscal 2000 from $159.9 million in the prior year. The increase was primarily due to higher journal sales at Academic Press, the Company's scientific publisher.

Operating earnings from the Worldwide STM Group increased $4.1 million, or 25.2%, in the first quarter of fiscal 2000. The increase was primarily due to higher margins at Harcourt Health Sciences resulting from the integration of Mosby and to higher revenues at Academic Press.

CORPORATE EXPENSES

Corporate expenses increased $.5 million, or 10.3%, in the first three months of fiscal 2000. The increase resulted primarily from higher compensation costs.

INVESTMENT AND OTHER INCOME

Investment and other income increased $7.6 million to $8.5 million in the first quarter of fiscal 2000. The increase resulted primarily from a gain of $7.6 million from the sale of securities.

INTEREST EXPENSE

Interest expense decreased $.6 million, or 2.3%, in the first quarter of fiscal 2000. The increase was primarily due to lower average outstanding borrowings.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's condensed consolidated statements of cash flows.

Cash provided by operating activities for the quarter ended January 31, 2000 was $167.5 million compared to $182.3 million in the prior year period. The cash provided by the Company's operations and borrowings under its revolving credit facility was sufficient to fund working capital, capital expenditures and the Company's dividend requirements. The most significant item affecting working capital was a seasonal decrease of $137.5 million in accounts receivable.

Cash flows used by investing activities were $35.2 million for the quarter ended January 31, 2000 and consisted primarily of expenditures for prepublication costs. Capital expenditures are expected to approximate $230.0 million in fiscal 2000. Also in the first quarter of fiscal 2000 the Company recorded proceeds from the sale of securities of $12.4 million.

                             HARCOURT GENERAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

At January 31, 2000, the Company had $515.0 million available under its $750.0 million revolving credit agreement, which expires in July 2002. The Company expects to use this facility to repay subordinated notes of $125 million that mature in March 2000.


The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth, operating and dividend requirements.

YEAR 2000

The Company has completed its assessment of its hardware and software systems, including the embedded systems in the Company's buildings, property and equipment, and has implemented plans to ensure that the operations of such systems would not be adversely affected by the Year 2000 date change. As of the date of this report, the Company has not experienced any significant problems with its hardware and software systems related to the Year 2000 date change.

The Company established a program to communicate with its significant suppliers and vendors to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to rectify their own Year 2000 issues. As of the date of this report, the Company has not experienced any significant problems with its suppliers and vendors related to the Year 2000 date change. The Company is not presently aware of any significant exposure arising from potential third-party failures. However, there can be no assurance that the systems of other companies on which the Company's systems or operations rely have been successfully converted or that any failure of such parties to achieve Year 2000 compliance would not have an adverse effect on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

Statements in this report referring to the expected future plans and performance of the Company are forward-looking statements. Actual future results may differ materially from such statements. Factors that could affect future performance in the Company's businesses include, but are not limited to: the Company's ability to develop and market its products and services; the relative success of the products and services offered by competitors; integration of acquired businesses; the seasonal and cyclical nature of the markets for the Company's products and services; changes in economic conditions; changes in public funding for the Company's educational products and services; and changes in purchasing patterns in the Company's markets.

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


HARCOURT GENERAL, INC.



Date:  March 13, 2000                          /s/ John R. Cook
                                               -------------------------
                                               John R. Cook
                                               Senior Vice President and
                                               Chief Financial Officer



Date:  March 13, 2000                          /s/ Catherine N. Janowski
                                               -------------------------
                                               Catherine N. Janowski
                                               Vice President and
                                               Controller