Form 10-Q
period 2000-04-30
HARCOURT GENERAL INC
filed 2000-06-14
CIK 40493

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarter Ended                     April 30, 2000

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

YES    X       NO

As of June 5, 2000, the number of outstanding shares of each of the issuer's classes of common stock was:

           Class                                        Outstanding Shares
Common Stock, $1.00 Par Value                             53,144,126
Class B Stock, $1.00 Par Value                            19,970,753

HARCOURT GENERAL, INC.
I N D E X

Part I.     Financial Information                                  Page Number

   Item 1.   Condensed Consolidated Balance Sheets as of
              April 30, 2000 and October 31, 1999                         1

              Condensed Consolidated Statements of Operations
              for the Three and Six Months Ended April 30, 2000
              and 1999                                                    2

              Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended April 30, 2000
              and 1999                                                    3

              Notes to Condensed Consolidated Financial Statements       4-6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7-10

Part II.     Other Information

   Item 4.   Submission of Matters to a Vote of Security Holders         11

   Item 6.   Exhibits and Reports on Form 8-K                            11

Signatures                                                                12

Exhibit 10.1

Exhibit 10.2

Exhibit 27.1

HARCOURT GENERAL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)

Assets
Current assets:
  Cash and equivalents
  Accounts receivable, net
  Inventories
  Deferred income taxes
  Other current assets
    Total current assets

Property and equipment, net

Other assets:
  Prepublication costs, net
  Investment in The Neiman Marcus Group, Inc.
  Goodwill, net
  Other intangible assets, net
  Other
    Total other assets

    Total assets

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities
  Accounts payable
  Other current liabilities
    Total current liabilities

Long-term liabilities:
  Notes and debentures
  Other long-term liabilities
  Deferred income taxes
    Total long-term liabilities

Minority interest

Shareholders' equity:
  Preferred stock
  Common stock
  Paid-in capital
  Accumulated other comprehensive income
  Retained earnings
    Total shareholders' equity

  Total liabilities and shareholders' equity

April 30,
      2000

$    7,886
288,780
274,760
80,716
    33,843
   685,985

132,030

341,065
128,455
1,380,691
46,852
      75,874
   1,972,937

$  2,790,952

$     11,053
176,400
     478,515
     665,968

1,279,294
181,919
      55,946
   1,517,159

18,278

808
73,111
367,149
1,259
     147,220
     589,547

$ 2,790,952

October 31,
       1999

$    24,144
473,577
212,771
80,716
     39,549
    830,757

128,804

322,346
119,414
1,409,485
52,538
     86,761
  1,990,544

$ 2,950,105

$      6,868
203,521
    483,168
    693,557

1,356,804
182,842
     55,946
  1,595,592

19,093

863
71,167
317,037
2,269
    250,527
    641,863

$ 2,950,105

See Notes to Condensed Consolidated Financial Statements.
HARCOURT GENERAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except
for per share amounts)

Revenues

Costs applicable to revenues
Selling, general and
  administrative expenses
Corporate expenses

Operating loss

Investment and other income
Interest expense

Loss from continuing operations
   before income taxes and
   minority interest

Income tax benefit

Loss from continuing operations
   before minority interest

Minority interest in net losses
   of subsidiaries

Loss from continuing operations

Earnings from discontinued
   specialty retail operations,    net

Net loss

Weighted average number of
   common and common equivalent
   shares outstanding:
  Basic and diluted shares

Basic and diluted amounts per
   common share:
  Continuing operations
  Discontinued specialty retail
  operations
Basic and diluted net loss

Dividends per share:
  Common Stock

  Class B Stock

  Series A Stock

Six Months	Three Months
Ended April 30,	Ended April 30,

     2000
$ 813,220

311,297

566,840
   11,007

(75,924)

9,432
  (51,566)

(118,058)

   43,681

(74,377)

     815

(73,562)

       -

($ 73,562)
==========

   71,286
==========

($   1.04)

        -
($   1.04)
==========

 $    .42
=========
 $   .378
==========
 $  .5652
==========

    1999
$766,038

286,386

543,671
  10,757

(74,776)

4,504
 (52,049)

(122,321)

47,908

(74,413)

   2,744

(71,669)

  28,594

($43,075)
=========

  71,080
=========

($  1.01)

     .40
($   .61)
=========

$    .40
=========
$    .36
=========
$   .455
=========

    2000
$410,273

156,400

288,493
   5,331

(39,951)

911
(25,696)

(64,736)

23,952

(40,784)

    578

(40,206)

      -

($40,206)
=========

71,501
========

($   .57)

      -
($   .57)
=========

$    .21
=========
$   .189
=========
$  .2826
=========

    1999
$378,401

142,744

276,116
  5,609

(46,068)

3,627
(25,581)

(68,022)

26,605

(41,417)

2,029

(39,388)

15,816

($23,572)
========

71,115
=========

($   .55)

     .22
($   .33)
=========

$    .20
=========
$  .18
=========
$  .2275
=========

See Notes to Condensed Consolidated Financial Statements.
HARCOURT GENERAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
Six Months
Ended April 30

Cash flows from operating activities:
 Net loss
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
   Discontinued specialty retail operations
   Amortization of prepublication costs
   Depreciation and other amortization
   Gain on sale of securities
   Minority interest
   Other items
   Changes in assets and liabilities:
    Accounts receivable
    Inventories
    Other current assets
    Accounts payable and other current
      liabilities

Net cash provided by operating activities

Cash flows from investing activities:
 Capital expenditures
 Proceeds from sale of securities
 Acquisitions and other investing activities

Net cash used for investing activities

Cash flows from financing activities:
 Proceeds (repayments) of revolving credit
  facilities, net
 Repayment of debt
 Proceeds from issuance of stock
 Cash dividends paid
 Other equity transactions

Net cash used for financing activities

Cash and equivalents
 Decrease during the period
 Beginning balance
 Ending balance

         2000

($ 73,562)

-
73,600
50,776
(7,644)
(815)
3,943

184,797
(61,989)
(2,725)

    (26,101)

    140,280

(113,854)
12,394
          -

   (101,460)

49,100
(125,000)
50,000
(29,745)
        567

    (55,078)

(16,258)
      24,144
$      7,886
=============

     1999

($43,075)

(28,594)
63,441
61,343
(3,021)
(2,744)
4,972

189,459
(28,891)
(340)

    (43,597)

    168,953

(107,250)
8,271
    (19,099)

   (118,078)

(57,900)
-
-
(28,047)
       3,653

     (82,294)

(31,419)
      58,556
$     27,137
=============

See Notes to Condensed Consolidated Financial Statements.
HARCOURT GENERAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of presentation

The Condensed Consolidated Financial Statements of Harcourt General, Inc. (the Company or Harcourt General) are submitted in response to the requirements of Form 10Q and should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form
10K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements include the accounts of Harcourt General and its majority-owned subsidiaries. The Company's consolidated financial statements for the three and six months ended April 30, 1999 have been restated to reflect the specialty retail operations as a discontinued operation
Harcourt General is a leading global multiple-media publisher and service provider for the educational, assessment, training and professional information markets. All significant intercompany accounts and transactions are eliminated. Except as indicated, amounts reflected in the consolidated financial statements or disclosed in the notes to the consolidated financial statements relate to the Company's continuing operations, and prior period amounts have been restated and reclassified to conform with the cu
The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.   Loss per share

Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the loss from continuing operations used in computing basic and diluted loss per share is as presented in the table below:

	Six Months Ended		Three Months Ended
(In thousands) Loss from continuing operations Less: dividends on Series A Cumulative Convertible Stock Loss from continuing operations for computation of basic and diluted loss per share	April 30, 2000 ($73,562) (458) ($74,020)	April 30, 1999 ($71,669) (409) ($72,078)	April 30, 2000 ($40,206) (228) ($40,434)	April 30, 1999 ($39,388) (203) ($39,591)

The shares used for the computation of basic and diluted loss per share are 71,286,000 and 71,080,000 shares for the six months ended April 30, 2000 and 1999, respectively. The shares used for the computation of basic and diluted loss per share are 71,501,000 and 71,115,000 for the three months ended April 30, 2000 and 1999, respectively.

HARCOURT GENERAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.   Loss per share (continued)

Options to purchase 3,342,256 and 1,047,983 shares of common stock and the assumed conversion of 808,000 and 902,000 shares of Series A Cumulative Convertible Stock were not included in the computation of diluted loss per share because of the net loss in both the six months and the three months ended April 30, 2000 and 1999, respectively.

3.   Comprehensive loss

Total comprehensive loss amounted to $74.6 million and $37.5 million for the six months ended April 30, 2000 and 1999, respectively. Comprehensive loss differs from net loss primarily due to foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities, less the reclassification for realized gains or losses included in net loss.

4.   Operating segments

The Company has four reportable segments: Education Group, Higher Education Group, Corporate and Professional Services Group and Worldwide Scientific, Technical and Medical (STM) Group. The Education Group consists of the Company's K-12 and supplemental and trade publishing operations. The Higher Education Group includes college, distance learning and graduate test preparation businesses. The Corporate and Professional Services Group is comprised of testing and related services, career counseling and technology-based IT and human resources training. The Worldwide STM Group includes the Company's scientific, technical and medical publishing businesses and its international publishing and distribution operations. Other includes unallocated corporate items. Interest expense is not allocated by segments.

The following tables set forth the information for the Company's reportable segments for the six months and three months ended April 30:

(In thousands)
Six Months Ended		Three Months Ended

REVENUES:

Education Group
Higher Education Group
Corporate and Professional
  Services Group
Worldwide STM Group
 Total

OPERATING EARNINGS (LOSS):

Education Group
Higher Education Group
Corporate and Professional
  Services Group
Worldwide STM Group
Other
 Total

April 30, 2000 $124,306 135,034 222,639 331,241 $ 813,220 ($ 95,236) (9,982) 489 39,812 (11,007) ($ 75,924)	April 30, 1999 $105,741 140,848 208,217 311,232 $766,038 ($86,123) (10,385) 6,081 26,408 (10,757) ($74,776)	April 30, 2000 $ 74,795 51,121 120,882 163,475 $410,273 ($ 36,672) (18,824) 1,812 19,064 (5,331) ($ 39,951)	April 30, 1999 $ 64,347 57,711 104,984 151,359 $378,401 ($34,751) (15,320) (218) 9,830 (5,609) ($46,068)

HARCOURT GENERAL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.   Acquisition liabilities

At October 31, 1999, $56.4 million was included in other current liabilities representing facility exit costs of $32.0 million, severance and employee benefit obligations of $8.3 million, unfulfilled contractual obligations of $6.1 million and other obligations of $10.0 million. In the six months ended April 30, 2000, approximately $10.8 million was charged against these acquisition liabilities, representing payments. There was no change in estimate during the six months ended April 30, 2000. At April 30, 2000, $45.6 million is included in other current liabilities consisting primarily of facility exit costs of $30.3 million, severance and employee benefit obligations of $4.8 million, unfulfilled contractual obligations of $6.0 million and other obligations of $4.5 million.

6.   Issuance of common stock

On April 20, 2000 the Company issued 1,372,213 shares of common stock at a price of $36.44 per share in a private placement to Salomon Smith Barney Inc., acting as agent for Citibank, N.A. The net proceeds of $50 million were used to partially finance the repayment of the Company's subordinated notes, which matured in March 2000.

Concurrently with the offering, the Company entered into an equity swap agreement with Citibank, N.A. for a notional amount of $50.0 million. This agreement will be settled in either cash or additional shares, solely at the Company's option, based on the price of the Company's stock at the settlement dates. The agreement has a maturity date of October 22, 2000 and provides for earlier settlement in part or in full at the Company's option.

The Company does not hold or issue derivative financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by Citibank, N.A. on the equity swap; however, nonperformance is considered remote. The common stock issued and the related equity swap are accounted for together as an equity instrument. At settlement, the fair value of the equity swap will be recorded as an adjustment to paid-in capital.

HARCOURT GENERAL, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table illustrates revenues and operating earnings (loss) by business segment for the six months and three months ended April 30.
Six Months Ended		Three Months Ended

(In thousands)
REVENUES:

Education Group
Higher Education Group
Corporate and Professional
  Services Group
Worldwide STM Group
 Total

OPERATING EARNINGS (LOSS):

Education Group
Higher Education Group
Corporate and Professional
  Services Group
Worldwide STM Group
Other
 Total

April 30, 2000 $ 124,306 135,034 222,639 331,241 $ 813,220 ($ 95,236) (9,982) 489 39,812 (11,007) ($ 75,924)	April 30, 1999 $ 105,741 140,848 208,217 311,232 $ 766,038 ($ 86,123) (10,385) 6,081 26,408 (10,757) ($ 74,776)	April 30, 2000 $ 74,795 51,121 120,882 163,475 $410,273 ($36,672) (18,824) 1,812 19,064 (5,331) ($39,951)	April 30, 1999 $ 64,347 57,711 104,984 151,359 $ 378,401 ($ 34,751) (15,320) (218) 9,830 (5,609) ($ 46,068)

Six Months Ended April 30, 2000 Compared to Six Months Ended April 30, 1999

Education Group

Revenues from the Education Group increased $18.6 million, or 17.6%, in the first six months of fiscal 2000. The increase was primarily attributable to higher elementary social studies and science program sales, secondary reading program sales and higher sales at Steck-Vaughn, the Group's supplemental educational publishing business.

The Education Group incurred an operating loss of $95.2 million in the first six months of fiscal 2000, increasing by $9.1 million from a loss of $86.1 million in the first six months of fiscal 1999. The loss increased primarily as a result of higher plate amortization costs and higher sampling costs related to increased selling and marketing activities.

Higher Education Group

Revenues from the Higher Education Group decreased $5.8 million to $135.0 million in the first six months of fiscal 2000 from $140.8 million in the first six months of fiscal 1999. The decrease was primarily due to the transfer of the Canadian business of Harcourt Learning Direct to the Worldwide STM Group as well as to the 1999 sale of the Conviser CPA Review business.

The Higher Education Group incurred an operating loss of $10.0 million in the first six months of fiscal 2000, decreasing by $.4 million from a loss of $10.4 million in the first six months of fiscal 1999. The decrease resulted primarily from reduced general and administrative expenses and lower amortization of intangible assets at Harcourt Learning Direct, the Group's distance learning business.

HARCOURT GENERAL, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate and Professional Services Group

Revenues from the Corporate and Professional Services Group increased $14.4 million or 6.9% to $222.6 million in the six months ended April 30, 2000 from $208.2 million in the prior year. The increase was primarily attributable to higher scoring revenues at The Psychological Corporation, the Group's educational and clinical assessment business. To a lesser extent, the higher revenues resulted from increased sales at DBM, the Group's outplacement business, offset by lower sales at NETg, the Group's technology-based training business for information technology professionals.

Operating earnings from the Corporate and Professional Services Group decreased $5.6 million to $.5 million from earnings of $6.1 million in the prior year period. The decrease was primarily due to lower volume at NETg, as well as to higher operating expenses at Assessment Systems, Inc. related to expansion initiatives.

Worldwide Scientific, Technical and Medical (STM) Group

Revenues from the Worldwide STM Group increased $20.0 million or 6.4% to $331.2 million in the six months ended April 30, 2000 from $311.2 million in the prior year. The increase was primarily due to higher book sales at Harcourt Health Sciences and higher journal sales at Academic Press, the Group's scientific publisher.

Operating earnings from the Worldwide STM Group increased $13.4 million, or 50.8%, in the six months ended April 30, 2000. The increase was primarily due to higher revenues at Harcourt Health Sciences, as well as lower general and administrative expenses resulting from the integration of Mosby. Higher journal sales at Academic Press also contributed to the increase.

Investment and other income

Investment and other income increased $4.9 million to $9.4 million in the six months ended April 30, 2000. The increase resulted primarily from a gain of $7.6 million from the sale of securities in the six months ended April 30, 2000, as compared to a gain of $3.0 million from the sale of securities in the six months ended April 30, 1999.

Interest expense

Interest expense decreased $.5 million to $51.6 million in the six months ended April 30, 2000 primarily due to lower average outstanding borrowings.

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

Education Group

Revenues from the Education Group increased $10.4 million, or 16.2%, in the three months ended April 30, 2000. The increase was primarily attributable to higher elementary social studies, science and reading program sales.

The Education Group incurred an operating loss of $36.7 million in the three months ended April 30, 2000, increasing by $1.9 million from a loss of $34.8 million in the three months ended April 30, 1999. The loss increased primarily as a result of higher plate amortization costs, sampling, selling and marketing expenses.

HARCOURT GENERAL, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999 (continued)

Higher Education Group

Revenues from the Higher Education Group decreased $6.6 million to $51.1 million in the three months ended April 30, 2000 from $57.7 million in the three months ended April 30, 1999. The decrease was primarily due to lower sales of college titles, the 1999 sale of the Conviser CPA Review business and the transfer of Harcourt Learning Direct's Canadian business to the Worldwide STM Group.

The Higher Education Group incurred an operating loss of $18.8 million in the three months ended April 30, 2000, increasing by $3.5 million from a loss of $15.3 million in the three months ended April 30, 1999. The increase resulted primarily from lower revenues in the Group's college publishing business, increased expenses to develop accredited on-line distance learning curriculum for the high school and higher education markets and the transfer of Harcourt Learning Direct's Canadian business.

Corporate and Professional Services Group

Revenues from the Corporate and Professional Services Group increased $15.9 million or 15.1% to $120.9 million in the three months ended April 30, 2000 from $105.0 million in the prior year. The increase was primarily attributable to higher scoring revenues at The Psychological Corporation and, to a lesser extent, higher sales at NETg.

Operating earnings at the Corporate and Professional Services Group were $1.8 million compared to an operating loss of $.2 million in the prior year period. The increase was primarily due to the higher revenues at The Psychological Corporation, offset in part by increased course development costs at NETg.

Worldwide STM Group

Revenues from the Worldwide STM Group increased $12.1 million or 8.0% to $163.5 million in the three months ended April 30, 2000 from $151.4 million in the prior year. The increase was primarily due to higher book sales at Harcourt Health Sciences.

Operating earnings from the Worldwide STM Group increased $9.2 million to $19.1 million in the three months ended April 30, 2000. The increase was primarily due to higher revenues at Harcourt Health Sciences as well as to lower operating expenses resulting from the integration of Mosby.

Investment and other income

Investment and other income decreased $2.7 million to $.9 million in the three months ended April 30, 2000. The prior year period included a gain of $3.0 million from the sale of securities.

Interest expense

Interest expense increased $.1 million in the three months ended April 30, 2000 primarily due to a higher effective interest rate.

HARCOURT GENERAL, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's condensed consolidated statements of cash flows.

Cash provided by operating activities for the six months ended April 30, 2000 was $140.3 million compared to $169.0 million in the prior year period. The cash provided by the Company's operations and borrowings under its revolving credit facility was sufficient to fund working capital, capital expenditures and the Company's dividend requirements. The most significant item affecting working capital was a seasonal decrease of $184.8 million in accounts receivable.

Cash flows used by investing activities were $101.5 million for the six months ended April 30, 2000 and consisted primarily of expenditures for prepublication costs. Capital expenditures are expected to approximate $230.0 million in fiscal 2000. Also in the first six months of fiscal 2000 the Company recorded proceeds from the sale of securities of $12.4 million.

On April 20, 2000 the Company issued 1,372,213 shares of common stock at a price of $36.44 per share in a private placement to Salomon Smith Barney Inc., acting as agent for Citibank, N.A. The net proceeds of $50 million were used to partially finance the repayment of the Company's subordinated notes, which matured in March 2000.

At April 30, 2000, the Company had $335.0 million available under its $750.0 million revolving credit agreement, which expires in July 2002. The Company used this facility as well as proceeds from its equity offering to repay subordinated notes of $125 million that matured in March 2000.

The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth, operating and dividend requirements.

Forward-Looking Statements

Statements in this report referring to the expected future plans and performance of the Company are forward-looking statements. Actual future results may differ materially from such statements. Factors that could affect future performance in the Companys businesses include, but are not limited to: the Company's ability to develop and market its products and services; the relative success of the products and services offered by competitors; integration of acquired businesses; the seasonal and cyclical nat

PART II

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on March 10, 2000. The following matters were voted upon at the meeting.

          1.  Election of the following individuals as Class A Directors:

              Gary L. Countryman            Jack M. Greenberg

              For       63,797,559          For         63,796,927
              Withheld     524,010          Withheld      524,642

              Brian J. Knez                 Richard A. Smith

              For       63,791,728          For         63,701,768
              Withheld     529,841          Withheld      619,801

          2.  Ratification of the appointment of Deloitte & Touche LLP as the
              Company's independent auditors for the 2000 fiscal year.

              For       64,120,879
              Against       32,560
              Withheld     168,129

Item 6.       Exhibits and Reports on Form 8-K.

(a)       Exhibits.

10.1      Equity Swap Agreement between the Company and Citibank, N.A. dated
          April 20, 2000, incorporated herein by reference to Exhibit 1.2 to the Company's Registration Statement on Form S-3, Files No.
          333-36438.

10.2      Purchase Agreement between the Company and Salomon Smith Barney
          Inc., acting as agent for Citibank, N.A., dated April 20, 2000, incorporated herein by reference to Exhibit 1.2 to the Company's
          Registration Statement on Form S-3, Files No. 333-36438.

27.1      Financial data schedule

(b)       Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended April 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARCOURT GENERAL, INC.

Date: June 12, 2000

/s/ John R. Cook
John R. Cook
Senior Vice President and
Chief Financial Officer