Form 10-Q
period 2000-07-31
HARCOURT GENERAL INC
filed 2000-09-14
CIK 40493

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarter Ended                      July 31, 2000

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

            YES   X                  NO

As of September 5, 2000, the number of outstanding shares of each of the issuer's classes of common stock was:

          Class                                      Outstanding Shares
Common Stock, $1.00 Par Value                            53,177,367
Class B Stock, $1.00 Par Value                           19,970,613

HARCOURT GENERAL, INC.

I N D E X

Part I.       Financial Information                                Page Number

  Item 1.     Condensed Consolidated Balance Sheets as of
              July 31, 2000 and October 31, 1999                           1

              Condensed Consolidated Statements of Earnings
              for the Three and Nine Months Ended July 31, 2000
              and 1999                                                     2

              Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended July 31, 2000
              and 1999                                                     3

              Notes to Condensed Consolidated Financial Statements        4-8

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9-13

Part II.      Other Information

  Item 6.     Exhibits and reports on Form 8-K                            1 4

Signatures                                                                 15

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3 (a-n)
Exhibit 27.1

HARCOURT GENERAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands)

                                                       July 31,    October 31,
                                                          2000           1999

Assets
Current assets:
  Cash and equivalents                           $      39,670     $   24,144
  Accounts receivable, net                             617,710        473,577
  Inventories                                           244,264       212,771
  Deferred income taxes                                 80,716         80,716
  Other current assets                                  28,633         39,549
    Total current assets                             1,010,993     ;   830,757

Property and equipment, net                            125,441       128,804

Other assets:
  Prepublication costs, net                            356,904        322,346
  Investment in The Neiman Marcus Group, Inc.          164,622       119,414
  Goodwill, net                                       1,375,894     1,409,485
  Other intangible assets, net                          44,640        52,538
  Other                                                  76,018        86,761
    Total other assets                               2,018,078      1,990,544

    Total assets                                $     3,154,512  $  2,950,105

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                       $      27,493   $       6,868
  Accounts payable                                     228,148        203,521
  Other current liabilities                           506,626         483,168
    Total current liabilities                         762,267         693,557

Long-term liabilities:
  Notes and debentures                              1,407,008       1,356,804
  Other long-term liabilities                         160,053        182,842
  Deferred income taxes                                55,946          55,946
    Total long-term liabilities                     1,623,007      1,595,592

Minority interest                                            -         19,093

Shareholders' equity:
  Preferred stock                                          791            863
  Common stock                                          73,134         71,167
  Paid-in capital                                      368,147        317,037
  Accumulated other comprehensive income               21,616          2,269
  Retained earnings                                   305,550         250,527
    Total shareholders' equity                        769,238         641,863

    Total liabilities and shareholders' equity $    3,154,512    $ 2,950,105

See Notes to Condensed Consolidated Financial Statements.

HARCOURT GENERAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(In thousands except
 for per share amounts)                   Nine Months          Three Months
                                        Ended July 31,         Ended July 31,
                                         2000         1999      2000      1999

Revenues                         $  1,684,402  $1,459,058  $871,182 $ 693,020
Costs applicable to revenues          561,479     473,920   250,182   187,534
Selling, general and
  administrative expenses             895,607     829,362   328,767   285,691
Corporate expenses                     17,480      16,205     6,473      5,448

Operating earnings                    209,836     139,571   285,760   214,347

Investment and other income            25,971      11,969    16,539     7,465
Interest expense                      (78,593)    (79,371)  (27,027)  (27,322)

Earnings from continuing operations
   before income taxes and
   minority interest                  157,214      72,169   275,272   194,490

Income tax expense                    (58,169)   (25,142)  (101,850)  (73,050)

Earnings from continuing operations
    before minority interest           99,045      47,027   173,422   121,440

Minority interest in net losses
  of subsidiaries                         885       3,492         70       748

Earnings from continuing operations    99,930      50,519   173,492   122,188

Earnings from discontinued specialty
  retail operations, net                     -     46,899          -    18,305

Net earnings                     $     99,930   $  97,418  $173,492   $140,493

Weighted average number of
 common and common equivalent
 shares outstanding:
   Basic                               71,541       71,093    72,653    71,133
   Diluted                             72,748       72,160    73,786    72,185

Basic earnings per common share:
   Continuing operations            $    1.37   $     .70  $   2.37  $    1.71
   Discontinued specialty retail
    operations                              -          .66         -       .26
   Basic net earnings                $   1.37    $   1.36   $  2.37   $   1.97

Diluted earnings per common share:
   Continuing operations             $   1.37   $     .70  $   2.35  $    1.70
   Discontinued specialty retail
    operations                              -          .65         -       .25
   Diluted net earnings              $   1.37    $   1.35   $  2.35   $   1.95

Dividends per share:
  Common Stock                       $    .63   $     .60    $   .21  $    .20
  Class B Stock                      $   .567   $     .54    $  .189  $    .18
  Series A Stock                     $  .8478   $   .6825    $ .2826  $  .2275

See Notes to Condensed Consolidated Financial Statements.

HARCOURT GENERAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)
                                                           Nine Months
                                                        Ended July 31,
                                                         2000            1999

Cash flows from operating activities:
  Net earnings                                       $ 99,930        $ 97,418
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Discontinued specialty retail operations             -         (46,899)
      Amortization of prepublication costs           111,619          95,196
      Depreciation and other amortization             74,549          94,023
      Gain on sale of securities                      (7,644)          (3,021)
      Gain on sale of business and other             (15,530)         (6,812)
      Minority interest                                  (885)         (3,492)
      Other items                                       1,887           2,585
      Changes in assets and liabilities:
        Accounts receivable                         (148,813)         (46,655)
        Inventories                                   (31,608)        (23,590)
        Other current assets                           2,406          (16,809)
        Accounts payable and other current
          liabilities                                  39,022           2,749

Net cash provided by operating activities            124,933         144,693

Cash flows from investing activities:
  Capital expenditures                              (172,749)        (161,316)
  Proceeds from sale of securities                    12,394           8,271
  Proceeds from sale of business                      21,000          13,157
  Acquisitions and other investing activities        (48,992)        (34,753)

Net cash used for investing activities              (188,347)       (174,641)

Cash flows from financing activities:
  Proceeds of revolving credit
    facilities, net                                  195,540           35,050
  Repayment of debt                                 (125,000)               -
  Proceeds from issuance of stock                     50,000                -
  Cash dividends paid                                (44,907)         (42,080)
  Other equity transactions                            3,307            1,573

Net cash provided by (used for)                       78,940          (5,457)
 financing activities

Cash and equivalents
  Increase (decrease) during the period              15,526          (35,405)
  Beginning balance                                  24,144            58,556
  Ending balance                                 $   39,670         $  23,151

See Notes to Condensed Consolidated Financial Statements.

HARCOURT GENERAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of presentation

The Condensed Consolidated Financial Statements of Harcourt General, Inc. (the Company or Harcourt General) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements include the accounts of Harcourt General and its majority-owned subsidiaries. The Company's consolidated financial statements for the three and nine months ended July 31, 1999 have been restated to reflect the specialty retail operations as a discontinued operation.

Harcourt General is a leading global multiple-media publisher and service provider for the educational, assessment, training and professional information markets. All significant intercompany accounts and transactions are eliminated. Except as indicated, amounts reflected in the consolidated financial statements or disclosed in the notes to the consolidated financial statements relate to the Company's continuing operations, and prior period amounts have been restated and reclassified to conform with the current presentation.

The Company's businesses are seasonal in nature, and historically the results of operations for these periods have not been indicative of the results for the full year.

2.    Earnings per share

Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the earnings from continuing operations used in computing basic and diluted earnings per share is as presented in the table below:

                                           Nine Months Ended        Three Months Ended
(In thousands)                         July 31,     July 31,        July 31,    July 31,
                                            2000         1999           2000        1999
Earnings from continuing
  operations                            $99,930      $50,519        $173,492   $ 122,188
Less: dividends on Series A
  Cumulative Convertible Stock             (681)        (610)          (223)        (201)
Less: effect of equity swap
  agreement                              (1,078)         -            (1,078)       -
Earnings from continuing operations
  for computation of
   basic EPS                            $98,171     $ 49,909        $172,191  $  121,987

Add: dividends on assumed
  conversion of Series A
  Cumulative Convertible
  Stock and other                           681           610            223         201
Add: effect of equity
  swap agreement                          1,078        -               1,078         -
Earnings from continuing
  operations for
  computation of diluted
  EPS                                   $99,930      $ 50,519       $173,492  $  122,188

HARCOURT GENERAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    Earnings per share (continued)

                              Nine Months Ended       Three Months Ended
                              July 31,   July 31,     July 31,   July 31,
                                 2000       199 9         2000       1999
(In Thousands)
Shares for computation of
  basic EPS                    71,541     71,093       72,653      71,133
Add: assumed conversion of
     Series A Cumulative
     Convertible Stock          1,072        989        1,050         974

Add: effect of dilutive stock
     options and nonvested stock
     under common stock
     incentive plans              338         78          608          78

Less: effect of
      equity swap agreement      (203)      -            (525)        -

Shares for computation of
  diluted EPS                  72,748     72,160       73,786      72,185

In the three months ended July 31, 2000, all outstanding options to purchase shares of common stock were included in the computation of diluted EPS. In the nine months ended July 31, 2000, options to purchase 745,785 shares of common stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the shares. In the nine months and three months ended July 31,1999, options to purchase 604,600 shares of common stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the shares.

3.    Comprehensive income

Total comprehensive income amounted to $119.3 million and $99.9 million for the nine months ended July 31, 2000 and 1999, respectively. Comprehensive income differs from net earnings primarily due to foreign currency translation adjustments and unrealized gains or losses, net of taxes, on the Company's available-for-sale securities, less the reclassification for realized gains or losses included in net earnings.

4.    Operating segments

The Company has four reportable segments: Education Group, Higher Education Group, Corporate and Professional Services Group and Worldwide Scientific, Technical and Medical (STM) Group. The Education Group consists of the Company's K-12 and supplemental and trade publishing operations. The Higher Education Group includes college, distance learning and graduate test preparation businesses. The Corporate and Professional Services Group is comprised of testing and related services, career counseling and technology-based IT and human resources training. The Worldwide STM Group includes the Company's scientific, technical and medical publishing businesses and its international publishing and distribution operations. Other includes unallocated corporate items. Interest expense is not allocated to segments.

HARCOURT GENERAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.    Operating segments (continued)

The following tables set forth the information for the Company's reportable segments for the nine months and three months ended July 31:

(In thousands)
                                               Nine Months Ended   Three Months Ended
                                             July 31,     July 31,  July 31,    July 31,
                                                 2000         1999      2000        1999
REVENUES:

Education Group                           $  512,571   $  369,037   $388,265    $263,296
Higher Education Group                       263,834      261,213   128,800      120,365
Corporate and Professional Services Group    382,471      337,439   159,832     129,222
Worldwide STM Group                          525,526      491,369    194,285     180,137
   Total                                  $1,684,402    $1,459,058  $871,182    $693,020

OPERATING EARNINGS:

Education Group                           $  92,867    $  39,778   $188,103    $125,901
Higher Education Group                       33,061       27,744    43,043       38,129
Corporate and Professional Services Group    12,141       18,907    11,652      12,826
Worldwide STM Group                          89,247       69,347     49,435      42,939
Other                                       (17,480)      (16,205)   (6,473)     (5,448)
 Total                                    $ 209,836    $  139,571  $285,760    $214,347

5.    Acquisition liabilities

At October 31, 1999, $56.4 million of acquisition liabilities was included in other current liabilities representing facility exit costs of $32.0 million, severance and employee benefit obligations of $8.3 million, unfulfilled contractual obligations of $6.1 million and other obligations of $10.0 million. In the nine months ended July 31, 2000, approximately $11.2 million of payments were charged against these acquisition liabilities. There was no change in estimate during the nine months ended July 31, 2000. At July 31, 2000, $45.2 million of acquisition liabilities is included in other current liabilities consisting primarily of facility exit costs of $29.9 million, severance and employee benefit obligations of $4.8 million, unfulfilled contractual obligations of $6.0 million and other obligations of $4.5 million.

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

HARCOURT GENERAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.    Issuance of common stock (cont.)

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

7. Acquisitions

In May 2000, the Company completed the acquisition of the remaining one-third interest in MD Consult, an Internet clinical information source for physicians, for a cash purchase price of approximately $10.0 million. Harcourt General is now the sole owner of MD Consult. The acquisition has been accounted for by the purchase method of accounting. The excess of cost over estimated fair value of net assets acquired of $10.0 million was allocated to goodwill, which is amortized on a straight-line basis over 15 years.

In July 2000, the Company completed the acquisition of the remaining eight percent minority interest in NETg, a technology-based training business for information technology professionals, from the Gartner Group for a cash purchase price of approximately $36.0 million. As a result, Harcourt General is the sole owner of NETg. The acquisition has been accounted for under the purchase method of accounting. The excess of cost over estimated fair value of net assets acquired of $3.2 million was allocated to goodwill, which is amortized on a straight-line basis over 15 years.

8. Sale of Professional Publishing Business

In May 2000, the Company sold its professional publishing business for approximately $21.0 million in cash. The Company recorded a gain of $15.5 million, which is included in investment and other income.

9. Contingencies

In December 1993, the Company spun off its theatre operations to GC Companies, Inc. ("GCC"). Under the Reimbursement and Security Agreement between GCC and the Company, GCC granted to the Company a security interest in the stock of certain of its theatre subsidiaries to secure GCC's obligation to indemnify the Company from any losses which the Company may incur due to its secondary liability for theatre leases which were transferred to GCC as part of the spin-off. In addition, GCC agreed to certain financial covenants under the Reimbursement and Security Agreement. As of July 31, 2000, GCC's aggregate future rental payments due under theatre leases on which the Company is secondarily liable amounted to approximately $355 million.

HARCOURT GENERAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Contingencies (cont.)

The Company has waived certain financial covenants contained in the Reimbursement and Security Agreement and certain of GCC's other creditors have waived certain financial covenants contained in their agreements with GCC as of July 31, 2000. The Company believes that if GCC is unable to reach agreement with its creditors on acceptable amendments to such agreements, GCC will not be in compliance on October 31, 2000 with certain financial covenants contained in these agreements. There can be no assurance that GCC, the Company and GCC's creditors will be able to reach agreement on acceptable amendments to their existing agreements, or that GCC will be able to refinance any of its indebtedness or raise additional capital to repay any or all of such indebtedness.

In light of the foregoing, the Company anticipates that GCC may need to actively consider strategic alternatives, including a potential restructuring, recapitalization, bankruptcy reorganization or the sale of certain assets. The Company cannot predict the outcome of GCC's current financial situation, nor can the Company currently estimate its ultimate exposure under the theatre leases for which the Company is secondarily liable. Accordingly, no provision has been recorded in the financial statements. However, based on a number of factors, the Company believes that its ultimate liability will be significantly less than the aggregate future rental payments noted above. In the event GCC were subject to a bankruptcy reorganization, the Company believes the factors that could reduce its ultimate liability would include, but not be limited to, the following: the number of leases that would be rejected by GCC in a bankruptcy reorganization proceeding; the tax deductibility of the Company's payments pursuant to its liability for the leases; the Company's ability to mitigate its exposure under the leases for which it is liable; the Company's potential recovery of a portion of its liability for the leases from GCC; and the extended period of time over which the Company's liability for the lease obligations could be payable.

10. Strategic Alternatives

In June 2000, the Company announced that it has retained Goldman, Sachs & Co. to explore a range of strategic alternatives to enhance shareholder value, including the possible sale of the Company. There can be no assurance that a transaction will be consummated.

HARCOURT GENERAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

The following table illustrates revenues and operating earnings by business segment for the nine months and three months ended July 31.

(In thousands)
                                            ;   Nine Months Ended   Three Months Ended
                                             July 31,     July 31,  July 31,    July 31,
                                                 2000         1999      2000        1999
REVENUES:

Education Group                           $  512,571   $  369,037   $388,265    $263,296
Higher Education Group                       263,834      261,213   128,800      120,365
Corporate and Professional Services Group    382,471      337,439   159,832     129,222
Worldwide STM Group                          525,526      491,369    194,285     180,137
   Total                                  $1,684,402    $1,459,058  $871,182    $693,020

OPERATING EARNINGS:

Education Group                           $  92,867    $  39,778   $188,103    $125,901
Higher Education Group                       33,061       27,744    43,043       38,129
Corporate and Professional Services Group    12,141       18,907    11,652      12,826
Worldwide STM Group                          89,247       69,347     49,435      42,939
Other                                       (17,480)      (16,205)   (6,473)     (5,448)
 Total                                    $ 209,836    $  139,571  $285,760    $214,347

Nine Months Ended July 31, 2000 Compared to Nine Months Ended July 31, 1999

Education Group

Revenues from the Education Group increased $143.5 million or 38.9% to $512.6 million in the first nine months of fiscal 2000. The increase was primarily attributable to higher elementary science, social studies and reading program sales, secondary reading program sales and higher sales at Steck-Vaughn, the Group's supplemental educational publishing business.

Operating earnings from the Education Group increased $53.1 million or 133.5% to $92.9 million in the first nine months of fiscal 2000. The increase was primarily due to the higher elementary and secondary program revenues. Operating earnings also increased as a result of lower amortization of intangible assets and lower administrative expenses.

Higher Education Group

Revenues from the Higher Education Group increased $2.6 million or 1.0% to $263.8 million in the first nine months of fiscal 2000. The increase was primarily due to higher sales of college titles, offset in part by the transfer of the Canadian business of Harcourt Learning Direct to the Worldwide STM Group as well as the 1999 sale of the Conviser CPA Review business.

Operating earnings from the Higher Education Group increased $5.3 million or 19.2% to $33.1 million in the first nine months of fiscal 2000. The increase was primarily due to the higher sales in the college business and lower operating expenses at Harcourt Learning Direct.

HARCOURT GENERAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Corporate and Professional Services Group

Revenues from the Corporate and Professional Services Group increased $45.0 million or 13.3% to $382.5 million in the nine months ended July 31, 2000. The increase was primarily attributable to higher scoring revenues at The Psychological Corporation, the Group's educational and clinical assessment business. To a lesser extent, the higher revenues resulted from increased sales at DBM, the Group's outplacement business.

Operating earnings from the Corporate and Professional Services Group decreased $6.8 million or 35.8% to $12.1 million. The decrease was primarily due to increased course development costs at NETg, as well as higher operating expenses at Harcourt Assessment Systems, Inc. related to expansion initiatives.

Worldwide Scientific, Technical and Medical (STM) Group

Revenues from the Worldwide STM Group increased $34.2 million or 7.0% to $525.5 million in the nine months ended July 31, 2000. The increase was primarily due to higher book sales at Harcourt Health Sciences and higher journal sales at Academic Press, the Group's scientific publisher.

Operating earnings from the Worldwide STM Group increased $19.9 million or 28.7% to $89.2 million in the nine months ended July 31, 2000. The increase was primarily due to the higher revenues at Harcourt Health Sciences, as well as lower general and administrative expenses resulting from the integration of Mosby. Higher journal sales at Academic Press also contributed to the increase.

Investment and other income

Investment and other income increased $14.0 million to $26.0 million in the nine months ended July 31, 2000. The increase resulted primarily from a gain of $15.5 million from the sale of the Company's professional publishing unit and a gain of $7.6 million from the sale of securities in the nine months ended July 31, 2000, as compared to a gain of $6.4 million from the sale of a business and a gain of $3.0 million from the sale of securities in the nine months ended July 31, 1999.

Interest expense

Interest expense decreased $.8 million to $78.6 million in the nine months ended July 31, 2000 primarily due to lower average outstanding borrowings.

Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999

Education Group

Revenues from the Education Group increased $125.0 million or 47.5% to $388.3 million in the three months ended July 31, 2000. The increase was primarily attributable to higher elementary science, social studies and reading program sales, as well as higher secondary reading sales.

Operating earnings from the Education Group increased $62.2 million or 49.4% to $188.1 million in the three months ended July 31, 2000. The increase was primarily due to the higher elementary and secondary program revenues and lower operating expenses at Steck-Vaughn.

HARCOURT GENERAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999 (continued)

Higher Education Group

Revenues from the Higher Education Group increased $8.4 million or 7.0% to $128.8 million in the three months ended July 31, 2000. The increase was primarily due to higher sales of college titles, offset in part by the transfer of Harcourt Learning Direct's Canadian business to the Worldwide STM Group and the 1999 sale of the Conviser CPA Review business.

Operating earnings increased $4.9 million or 12.9% to $43.0 million in the three months ended July 31, 2000. The increase resulted primarily from higher revenues in the Group's college publishing business and lower operating expenses at Harcourt Learning Direct.

Corporate and Professional Services Group

Revenues from the Corporate and Professional Services Group increased $30.6 million or 23.7% to $159.8 million in the three months ended July 31, 2000. The increase was primarily attributable to higher scoring revenues at The Psychological Corporation and, to a lesser extent, higher sales at NETg.

Operating earnings at the Corporate and Professional Services Group were $11.7 million compared to $12.8 million in the prior year period. The decrease was primarily due to higher operating expenses at Harcourt Assessment Systems, Inc., as well as increased course development costs at NETg.

Worldwide STM Group

Revenues from the Worldwide STM Group increased $14.1 million or 7.9% to $194.3 million in the three months ended July 31, 2000. The increase was primarily due to higher book sales at Harcourt Health Sciences and higher journal sales at Academic Press.

Operating earnings from the Worldwide STM Group increased $6.5 million or 15.1% to $49.4 million in the three months ended July 31, 2000. The increase was primarily due to higher revenues at Harcourt Health Sciences and Academic Press as well as lower operating expenses at Academic Press.

Investment and other income

Investment and other income increased $9.1 million to $16.5 million in the three months ended July 31, 2000. The gain resulted primarily from a gain of $15.5 million from the sale of the company's professional publishing unit, as compared to a gain of $6.4 million from the sale of a business in the prior year period.

Interest expense

Interest expense decreased $.3 million in the three months ended July 31, 2000 primarily due to a slightly lower effective interest rate.

HARCOURT GENERAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's condensed consolidated statements of cash flows.

Cash provided by operating activities for the nine months ended July 31, 2000 was $124.9 million compared to $144.7 million in the prior year period. The cash provided by the Company's operations and borrowings under its revolving credit facility was sufficient to fund working capital, capital expenditures and the Company's dividend requirements. The most significant item affecting working capital was a seasonal increase of $148.8 million in accounts receivable, reflecting significantly higher revenues.

Cash flows used by investing activities were $188.3 million for the nine months ended July 31, 2000, consisting primarily of expenditures for prepublication costs. Capital expenditures are expected to approximate $240.0 million in fiscal 2000. In the first nine months of fiscal 2000 the Company recorded proceeds from the sale of securities of $12.4 million and proceeds from the sale of a business of $21.0 million.

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

During the quarter the Company acquired the one-third minority interest of MD Consult for $10.0 million and the remaining 8% minority interest in NETg for $36.0 million. At July 31, 2000, the Company had $205.0 million available under its $750.0 million revolving credit agreement, which expires in July 2002. The Company used this facility as well as proceeds from its equity offering to repay subordinated notes of $125 million that matured in March 2000.

The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth, operating and dividend requirements.

In June 2000, the Company announced that it has retained Goldman, Sachs & Co. to explore a range of strategic alternatives to enhance shareholder value, including the possible sale of the Company. There can be no assurance that a transaction will be consummated.

HARCOURT GENERAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Contingencies

In December 1993, the Company spun off its theatre operations to GC Companies, Inc. ("GCC"). Under the Reimbursement and Security Agreement between GCC and the Company, GCC granted to the Company a security interest in the stock of certain of its theatre subsidiaries to secure GCC's obligation to indemnify the Company from any losses which the Company may incur due to its secondary liability for theatre leases which were transferred to GCC as part of the spin-off. In addition, GCC agreed to certain financial covenants under the Reimbursement and Security Agreement. As of July 31, 2000, GCC's aggregate future rental payments due under theatre leases on which the Company is secondarily liable amounted to approximately $355 million.

The Company has waived certain financial covenants contained in the Reimbursement and Security Agreement and certain of GCC's other creditors have waived certain financial covenants contained in their agreements with GCC as of July 31, 2000. The Company believes that if GCC is unable to reach agreement with its creditors on acceptable amendments to such agreements, GCC will not be in compliance on October 31, 2000 with certain financial covenants contained in these agreements. There can be no assurance that GCC, the Company and GCC's creditors will be able to reach agreement on acceptable amendments to their existing agreements, or that GCC will be able to refinance any of its indebtedness or raise additional capital to repay any or all of such indebtedness.

In light of the foregoing, the Company anticipates that GCC may need to actively consider strategic alternatives, including a potential restructuring, recapitalization, bankruptcy reorganization or the sale of certain assets. The Company cannot predict the outcome of GCC's current financial situation, nor can the Company currently estimate its ultimate exposure under the theatre leases for which the Company is secondarily liable. Accordingly, no provision has been recorded in the financial statements. However, based on a number of factors, the Company believes that its ultimate liability will be significantly less than the aggregate future rental payments noted above. In the event GCC were subject to a bankruptcy reorganization, the Company believes the factors that could reduce its ultimate liability would include, but not be limited to, the following: the number of leases that would be rejected by GCC in a bankruptcy reorganization proceeding; the tax deductibility of the Company's payments pursuant to its liability for the leases; the Company's ability to mitigate its exposure under the leases for which it is liable; the Company's potential recovery of a portion of its liability for the leases from GCC; and the extended period of time over which the Company's liability for the lease obligations could be payable.

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

PART II

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits.

10.1      1997 Incentive Plan, as amended.

10.2      1988 Stock Incentive Plan, as amended.

10.3(a-n) Termination Protection Agreements between the Company and
          Richard A. Smith, Brian J. Knez, Robert A. Smith, John R. Cook,
          Eric P. Geller, Kathleen A. Bursley, Peter Farwell, Paul F.
          Gibbons, Gerald T. Hughes, Catherine N. Janowski, James P. Levy,
          Gail S. Mann, Michael F. Panutich, and Paul J. Robershotte.

27.1      Financial data schedule

(b)       Reports on Form 8-K.

          On June 19, 2000, the Company filed a report on Form 8-K reporting that the Company retained Goldman, Sachs & Co. to explore a range of strategic alternatives to enhance shareholder value, including the possible sale of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HHARCOURT GENERAL, INC.

Date: September 14, 2000
/s/ John R. Cook

John R. Cook
Senior Vice President and
Chief Financial Officer

Date: September 14, 2000

/s/ Catherine N. Janowski
Catherine N. Janowski
Vice President and
Controller