Form 10-K/A
period 1999-10-31
HARCOURT GENERAL INC
filed 2000-10-24
CIK 40493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K / A

                                Amendment No. 1

                For Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                                                       Name of Each Exchange
        Title of Each Class                             on which Registered
        _____________________________                  _______________________
        Common Stock, $1.00 par value                  New York Stock Exchange
        Series A Cumulative Convertible                New York Stock Exchange
          Stock, $1.00 par value

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

                                       HARCOURT GENERAL, INC.

                                       By: /s/ Eric P. Geller
                                       ______________________
                                       Eric P. Geller, Senior Vice President,
                                       General Counsel & Secretary


Dated: October 24, 2000






























                                      S-1

                                  EXHIBIT INDEX


           3.1 Restated Certificate of Incorporation of the Company. (Previously filed with the Company's Report on Form 10-K for the fiscal year ended October 31, 1999.)

           3.2 By-Laws of the Company, as amended. (Previously filed with the Company's Report on Form 10-K for the fiscal year ended October 31, 1999.)

           4.1 Indenture, dated as of May 1, 1987, between the Company and Manufacturers Hanover Trust Company, as Trustee, and Terms Agreement, dated March 16, 1988, among the Company,The First Boston Corporation and Salomon Brothers Inc relating to the Company's 9 1/2% Subordinated Notes due 2000,incorporated herein by reference to Exhibit 1 to the Company's Report on Form 8-K, dated March 16, 1988.

           4.2 Indenture dated as of April 23, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's 8 1/4% Senior Notes Due 2002 and the Company's 8 7/8% Senior Debentures Due 2022, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No. 33-46148.

           4.3      First Supplemental Indenture dated as of August 5,
                    1997 between the Company and Bankers Trust Company, asTrustee, relating to the Company's 6.70% Senior
                    Notes Due 2007, the Company's 7.20% Senior Debentures Due 2027, and the Company's 7.30% Senior Debentures
                    Due 2097, incorporated herein by reference to Exhibit
                    4.2 to the Company's Registration Statement on Form S-3, File No. 333-30621.

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

           *10.6    Deferred Compensation Plan for Non-Employee
                    Directors,incorporated herein by reference to Exhibit
                    10.6 of the Company's Annual Report on Form 10-K for the fiscalyear ended October 31, 1998.

           *10.7(a) Amended and Restated Deferred Compensation
                    Agreement,dated August 27, 1990, between the Company and Richard A. Smith, incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

           *10.7(b) Deferred Compensation Agreement dated as of
                    December15, 1994, between the Company and Richard A. Smith, incorporated herein by reference to Exhibit 10.9(b) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

           *10.8(a) Split Dollar Life Insurance Agreement, dated as of
                    June 21, 1990, by and between the Company and the Richard and Susan Smith 1990 Issue Trust, under a Declaration of Trust dated as of April 3, 1990, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

           *10.8(b) Amendment, dated as of December 15, 1998, to Split
                    Dollar Life Insurance Agreement, dated as of June 21, 1990, by and between the Company and the Richard and Susan Smith 1990 Issue Trust, under a Declaration of Trust dated as of April 3, 1990, incorporated herein by reference to Exhibit 10.8(b) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

           *10.9 Key Employee Deferred Compensation Plan, as amended, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

           10.10 Amended and Restated Intercompany Services Agreement, dated as of November 1, 1999, between the Company and The Neiman Marcus Group, Inc. (Previously filed with the Company's Report on Form 10-K for the fiscal year ended October 31, 1999.)

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

           10.12(b) Amendment dated January 30, 1998 to Credit
                    Agreementdated as of July 18, 1997 among the Company, the banks listed therein, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent, and BankBoston, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for fiscal year ended October 31, 1998.

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

           10.15 Amended and Restated Reimbursement and Security Agreement dated as of January 26, 1999 between the Company and GC Companies, Inc.

           13.1 The following sections of the 1999 Annual Report to Stockholders ("1999 Annual Report") which are expressly incorporated by reference into this
                    Annual Report on Form 10-K.   (Previously filed
                    with the Company's Report on Form 10-K for the fiscal year ended October 31, 1999.):

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

                      The information appearing under the caption
                      "Stock Information" (including the accompanying tables and text) on page 50 of the 1999 Annual Report.

           21.1     Subsidiaries of the Company.   (Previously filed
                    with the Company's Report on Form 10-K for the fiscal year ended October 31, 1999.)

           23.1     Consent of Deloitte & Touche LLP.    (Previously
                    filed with the Company's Report on Form 10-K for the fiscal year ended October 31, 1999.)

           27.1     Financial Data Schedule.    (Previously filed with
                    the Company's Report on Form 10-K for the fiscal year ended October 31, 1999.)