Form 10-K405
period 2000-10-31
HARCOURT GENERAL INC
filed 2001-01-26
CIK 40493

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                         COMMISSION FILE NUMBER 1-4925

                             HARCOURT GENERAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      04-1619609
       (State or other jurisdiction of               (IRS Employer Identification No.)
        incorporation or organization)

      27 BOYLSTON STREET, CHESTNUT HILL,                           02467
                 MASSACHUSETTS
   (Address of principal executive offices)                      (Zip Code)

           REGISTRANT'S TELEPHONE NUMBER AND AREA CODE: 617-232-8200 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                    NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                              ON WHICH REGISTERED
                    -------------------                             ---------------------
Common Stock, $1.00 par value                                      New York Stock Exchange
Series A Cumulative Convertible                                    New York Stock Exchange
  Stock, $1.00 par value

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant was $3.03 billion on January 19, 2001.

     There were 55,160,702 shares of Common Stock, 18,110,927 shares of Class B Stock and 705,819 shares of Series A Cumulative Convertible Stock outstanding as of January 19, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             HARCOURT GENERAL, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                               TABLE OF CONTENTS

                                                                                PAGE NO.
                                                                                --------

PART I
     Item 1       Business....................................................      1
     Item 2       Properties..................................................      2
     Item 3       Legal Proceedings...........................................      3
     Item 4       Submission of Matters to a Vote of Security Holders.........      3

PART II
     Item 5       Market for the Registrant's Common Equity and Related
                  Stockholder Matters.........................................      3
     Item 6       Selected Financial Data.....................................      4
     Item 7       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................      5
     Item 7A      Quantitative and Qualitative Disclosures About Market
                  Risk........................................................      8
     Item 8       Financial Statements and Supplementary Data.................      8
     Item 9       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................      8

PART III
     Item 10      Directors and Executive Officers of the Registrant..........      9
     Item 11      Executive Compensation......................................     12
     Item 12      Security Ownership of Certain Beneficial Owners and
                  Management..................................................     12
     Item 13      Certain Relationships and Related Transactions..............     12

PART IV
     Item 14      Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................     13
                  Signatures..................................................     14

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Harcourt General, Inc., a Delaware corporation formed in 1950 (the "Company"), is a leading global multiple-media publisher providing educational, training and assessment products and services to classroom, corporate, professional and consumer markets.

     On October 27, 2000, the Company announced that it had entered into an agreement and plan of merger with U.S. affiliates of Reed Elsevier plc, a London-based worldwide publisher ("Reed"), to sell the Company for $59.00 per common share and $77.29 per share of Series A Cumulative Convertible Stock. The agreement provides for a cash tender offer (on the condition that the number of shares tendered represent at least a majority in voting power (on a fully diluted basis) of the outstanding common stock), and following completion of the offer, a second-step merger in which the remaining shares of the Company will be exchanged for the same cash consideration. Reed has entered into an agreement with The Thomson Corporation ("Thomson") pursuant to which it has agreed to sell portions of the Company's business to Thomson immediately after consummation of the merger. Completion of the transaction is subject to clearance of the tender offer and the Thomson transaction under applicable antitrust laws, as well as other customary closing conditions. See Note 2 to the Consolidated Financial Statements in Item 14 below.

     The Company operates its business through four principal segments, described below and in Note 4 to the Consolidated Financial Statements in Item 14 below.

     Education Group. The Education Group is a leading content provider to classroom and at home K-12 and supplemental learners offering a complementary array of value-added products and services through school, library and direct-to-consumer channels. The Education Group includes the operations of Harcourt School Publishers; Holt, Rinehart and Winston ("HRW"); Steck-Vaughn; and Harcourt Trade publishers. The Education Group publishes textbooks and related print and technology-enabled instructional materials for kindergarten to grade eight through Harcourt School and for the middle and secondary education markets through HRW. Steck-Vaughn publishes supplemental educational materials used in elementary, secondary and adult education, and test preparation materials, and offers English language literacy programs for training workers for whom English is a second language. Harcourt Trade publishes children's books, general adult fiction and nonfiction hardcover books, and trade paperbacks under the Harvest imprint.

     Higher Education Group. The Higher Education Group brings traditional and technology-enabled content to adults seeking higher education in traditional and non-traditional settings, offering a broad array of products and services to the campus-based. direct-to-consumer and corporate markets. The Higher Education Group includes Harcourt College Publishers, Harcourt Learning Direct, Harcourt Higher Education and Harcourt Professional Education. Harcourt College publishes textbooks and other materials for the college and university market under the Harcourt, Saunders, Dryden and HRW imprints. Harcourt Learning Direct and Harcourt Higher Education provide traditional and technology-based distance learning opportunities in vocational, degree and professional self-study programs. Harcourt Professional Education conducts review courses under the BAR/BRI name for individuals preparing for bar examinations, as well as live-lecture and computer-based review courses for law and accounting examinations, and publishes print and electronic information resources, including reference guides and newsletters for financial, legal and human resources professionals.

     Corporate and Professional Services Group. The Corporate and Professional Services Group produces technology-based training, assessment and educational products and services for the corporate learner market and individual professionals. The Corporate and Professional Services Group includes the operations of NETglobal (including NETg and Knowledge Communication, Inc. ("KCI")); The Psychological Corporation ("TPC"), Assessment Systems, Inc. ("ASI"), and Drake Beam Morin ("DBM"). NETg develops and sells self-study information technology and related professional training product and service solutions which are delivered by CD-ROM, the Internet, and corporate intranets to information technology professionals. KCI provides technology-based professional development and business skills training. TPC provides tests and related products and services for educational and psychological assessment. ASI develops and administers computer-based tests and related services for professional and regulatory licensing and credentialing and corporate pre-employment testing. DBM is one of the world's leading organizational and individual transition consulting firms, assisting organizations and individuals worldwide in outplacement, career and transition management and employee selection.

     Worldwide Scientific, Technical and Medical Group. The Worldwide Scientific, Technical and Medical ("STM") Group is a leading provider of information products through both traditional and newer technology-enabled channels to health, scientific and technical professionals worldwide. The STM Group includes Harcourt Health Sciences, comprised of the global medical publishing operations of W.B. Saunders, Mosby and Churchill Livingstone; Academic Press; and Harcourt Publishers International. Harcourt Health Sciences publishes books, periodicals and electronic products in the health sciences, and advertising-based newsletters for health professionals. Academic Press publishes scholarly books, journals, data bases and products and value-added services in print and electronic media, in the life, physical, social and computer sciences. Harcourt Publishers International is responsible for international distribution of Harcourt English language products and the publication of adaptations, translations and indigenous materials worldwide.

COMPETITION

     Numerous companies compete in the markets in which the Company's various businesses operate. The Company believes that the principal competitive factors in connection with these businesses are the breadth, quality, timeliness, and price of products and services; customer service and support; the ability to acquire intellectual property rights; editorial, marketing, and distribution capabilities; the ability to maintain key vendor alliances; the ability to compete in non-U.S. markets; the reputation of the Company; and the Company's financial and management resources.

CERTAIN ADDITIONAL INFORMATION

  Employees

     At October 31, 2000, the Company had approximately 13,200 employees worldwide. Approximately 2% of the Company's employees are subject to collective bargaining agreements.

     The Company believes that its relations with its employees are generally good.

  Capital Expenditures; Seasonality; Liquidity; Capital Resources

     For a review of the Company's financial results for fiscal 2000, including information on capital expenditures, seasonality, liquidity, capital resources and other financial information, reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below.

  Financial Information About Industry Segments and Geographical Operations

     Information about the Company's principal industry segments and geographical operations is included under the heading "Description of Continuing Operations and Segment Information" in Note 4 of the Notes to Consolidated Financial Statements in Item 14 below.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are located in leased facilities in Chestnut Hill, Massachusetts, a suburb of Boston. At October 31, 2000, the Company operated out of approximately 5.3 million square feet of office and distribution facilities throughout the world, consisting of approximately 185,000 square feet of owned office facilities, 2.7 million square feet of leased office facilities, 1.7 million square feet of owned distribution facilities, and 700,000 square feet of leased distribution facilities.

     For additional information about the properties of the Company, see the information contained in Note 12 of the Notes to Consolidated Financial Statements under the heading "Leases" in Item 14 below.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (i) The dividends paid on the Company's outstanding equity securities are set forth in "Dividends per share" in Note 16 of the Notes to Consolidated Financial Statements in Item 14 below.

     (ii) The Company's Common Stock and Series A Cumulative Convertible Stock ("Series A Stock") are traded on the New York Stock Exchange under the symbols H and HPRA, respectively. The following table indicates the quarterly price range of the Common Stock and Series A Stock for the past two fiscal years. Each share of Series A Stock is convertible into 1.31 shares of Common Stock.

                                                    2000                 1999*
               COMMON STOCK                   ----------------      ----------------
                 QUARTER                       HIGH      LOW         HIGH      LOW
               ------------                   ------    ------      ------    ------
First.....................................    $41.69    $32.81      $54.94    $47.63
Second....................................    $41.00    $32.63      $50.00    $43.94
Third.....................................    $58.75    $35.63      $54.00    $46.31
Fourth....................................    $62.75    $49.80      $47.13    $36.75

                                                    2000                 1999*
              SERIES A STOCK                  ----------------      ----------------
                 QUARTER                       HIGH      LOW         HIGH      LOW
              --------------                  ------    ------      ------    ------
First.....................................    $52.38    $42.50      $60.00    $55.00
Second....................................    $50.00    $43.75      $51.25    $48.13
Third.....................................    $75.00    $46.75      $56.75    $49.75
Fourth....................................    $80.25    $69.00      $52.00    $45.00

---------------
* With the exception of the fourth quarter "low" price in fiscal 1999, these stock prices are prior to the tax-free distribution of shares in The Neiman Marcus Group, which was effective on October 22, 1999.

     The Company had 6,987 and 7,121 common shareholders of record at October 31, 2000 and 1999, respectively, and 394 and 435 Series A Stock shareholders of record at October 31, 2000 and 1999, respectively.

     The Company's Class B Stock is subject to significant restrictions on transfer and is not listed or traded on any exchange or in any market. As of January 16, 2001, there were 1,590 record holders of Class B Stock. For further information with respect to the Class B Stock, including the ownership by the family of Richard A. Smith (the Chairman of the Company) of 99.9% of the Class B Stock, reference is made to the information contained in Annex B to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 dated November 8, 2000 under the heading "Stock Ownership of Certain Beneficial Owners and Management."

     Transfer agent and registrar for Common, Series A and Class B stock:

     Fleet National Bank
     c/o EquiServe Limited Partnership
     Shareholder Services Division
     Post Office Box 282001
     Mail Stop 45-01-05
     Boston, MA 02284
     (800) 733-5001

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA (UNAUDITED)

(in thousands except for per share amounts)

                                          2000         1999         1998         1997         1996
                                       ----------   ----------   ----------   ----------   ----------
Revenues.............................  $2,408,177   $2,142,622   $1,861,907   $1,481,748   $1,214,916
Operating earnings (loss)............     367,662      279,649      214,550     (183,939)     188,448
Investment income....................      26,786       12,791        4,880       28,984       27,329
Interest expense.....................    (105,672)    (107,210)     (86,436)     (67,989)     (54,654)
                                       ----------   ----------   ----------   ----------   ----------
Earnings (loss) from continuing
  operations before income taxes and
  minority interest..................     288,776      185,230      132,994     (222,944)     161,123
Income tax benefit (expense).........    (106,847)     (68,535)     (45,952)      25,169      (44,516)
Minority interest in losses of
  subsidiaries, net..................         885        3,653          559           --           --
                                       ----------   ----------   ----------   ----------   ----------
Earnings (loss) from continuing
  operations.........................     182,814      120,348       87,601     (197,775)     116,607
Earnings (loss) from discontinued
  operations, net....................    (103,000)      63,482       54,015       82,653       74,244
                                       ----------   ----------   ----------   ----------   ----------
Net earnings (loss)..................  $   79,814   $  183,830   $  141,616   $ (115,122)  $  190,851
                                       ==========   ==========   ==========   ==========   ==========
Depreciation and amortization........  $  252,659   $  255,491   $  243,121   $  281,518   $  120,014
Capital expenditures.................  $  257,781   $  226,549   $  194,137   $  142,002   $  156,919
Total assets.........................  $3,079,793   $2,955,536   $3,389,878   $2,816,107   $2,315,184
Total long-term liabilities..........  $1,480,933   $1,601,023   $1,704,430   $1,186,018   $  567,263
Basic amounts per share applicable to
  common shareholders:
  Continuing operations..............  $     2.51   $     1.68   $     1.22   $    (2.81)  $     1.62
  Discontinued operations............       (1.43)        0.89         0.77         1.17         1.04
                                       ----------   ----------   ----------   ----------   ----------
Basic earnings (loss)................  $     1.08   $     2.57   $     1.99   $    (1.64)  $     2.66
                                       ==========   ==========   ==========   ==========   ==========
Diluted amounts per share applicable
  to common shareholders:
  Continuing operations..............  $     2.50   $     1.67   $     1.21   $    (2.81)  $     1.60
  Discontinued operations............       (1.41)        0.88         0.75         1.17         1.02
                                       ----------   ----------   ----------   ----------   ----------
Diluted earnings (loss)..............  $     1.09   $     2.55   $     1.96   $    (1.64)  $     2.62
                                       ==========   ==========   ==========   ==========   ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS FROM CONTINUING OPERATIONS

     The following table presents revenues and operating earnings by business:

                                                                    YEARS ENDED OCTOBER 31
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
Revenues
  Education Group..........................................  $  754,751   $  581,465   $  563,533
  Higher Education Group...................................     361,328      365,996      354,759
  Corporate and Professional Services Group................     547,005      497,573      416,610
  Worldwide STM Group......................................     745,093      697,588      527,005
                                                             ----------   ----------   ----------
          Total revenues...................................  $2,408,177   $2,142,622   $1,861,907
                                                             ==========   ==========   ==========
Operating Earnings
  Education Group..........................................  $  162,287   $  105,401   $   92,255
  Higher Education Group...................................      50,246       43,985       23,633
  Corporate and Professional Services Group................      41,024       34,046       15,896
  Worldwide STM Group......................................     140,378      117,537      100,875
  Corporate expenses.......................................     (26,273)     (21,320)     (18,109)
                                                             ----------   ----------   ----------
          Total operating earnings.........................  $  367,662   $  279,649   $  214,550
                                                             ==========   ==========   ==========

  Education Group

     Revenues from the Education Group increased $173.3 million, or 29.8%, in 2000; and $17.9 million, or 3.2% in 1999. The 2000 increase was primarily attributable to higher elementary science and social studies program sales and higher secondary language arts program sales. The 1999 increase was primarily attributable to higher elementary math and social studies program sales, offset in part by lower secondary school publishing sales. The higher relative growth in 2000 is attributable to the significant number of adoptions that occurred in 2000.

     Operating earnings from the Education Group increased $56.9 million, or 54.0%, in 2000; and $13.1 million, or 14.2%, in 1999. The 2000 increase resulted primarily from the higher elementary and secondary program sales, which were partially offset by higher selling and marketing costs. The 1999 increase resulted primarily from the increased elementary sales, offset by higher plate amortization costs, as well as from lower amortization of intangible assets at Steck-Vaughn.

  Higher Education Group

     Revenues from the Higher Education Group decreased $4.7 million, or 1.3%, in 2000; and increased $11.2 million, or 3.2% in 1999. The 2000 decrease was primarily due to lower international sales at Harcourt Learning Direct, the Company's distance learning business, and unfavorable currency exchange, as well as the sale of its professional publishing business in May 2000. The 1999 increase was primarily due to higher sales of college titles and professional education revenues, offset by a decrease in sales at Harcourt Learning Direct.

     Operating earnings from the Higher Education Group increased $6.3 million, or 14.2%, in 2000; and $20.4 million or 86.1% in 1999. The 2000 increase resulted primarily from lower amortization of intangible assets at Harcourt Learning Direct and lower Group marketing and selling expenses. The 1999 increase resulted primarily from higher sales, lower amortization of intangible assets, and to a lesser extent, lower marketing costs.

  Corporate and Professional Services Group

     Revenues from the Corporate and Professional Services Group increased $49.4 million, or 9.9%, in 2000; and $81.0 million, or 19.4% in 1999. The 2000 increase was primarily attributable to higher scoring and professional services revenues at The Psychological Corporation, the Group's educational and clinical assessment business, and higher revenues at NETg, the Group's technology-based training business. The 1999 increase was primarily attributable to higher sales at Drake Beam Morin (DBM), the Group's professional services and outplacement business, higher sales at NETg, as well as higher sales from the test administration and scoring businesses.

     Operating earnings from the Corporate and Professional Services Group increased $7.0 million, or 20.5%, in 2000; and $18.2 million or 114.2% in 1999. The 2000 increase was primarily attributable to the higher sales and lower amortization of intangible assets, partially offset by increases in selling and other operating costs as well as increased product development costs at NETg. The 1999 increase was also primarily attributable to higher sales and lower amortization of intangible assets.

  Worldwide Scientific Technical and Medical (STM) Group

     Revenues from the Worldwide STM Group increased $47.5 million, or 6.8%, in 2000; and $170.6 million, or 32.4% in 1999. The 2000 increase was primarily attributable to higher book sales at Harcourt Health Sciences and higher journal sales at Academic Press, the Group's scientific publisher. The 1999 increase represented primarily the revenues of Mosby, acquired in October 1998, which were included for the full fiscal year in 1999.

     Operating earnings from the Worldwide STM Group increased $22.8 million, or 19.4%, in 2000; and $16.7 million, or 16.5%, in 1999. The 2000 increase was primarily due to the higher revenues at Harcourt Health Sciences and lower general and administrative expenses resulting from the integration of Mosby. Higher journal sales at Academic Press also contributed to this increase. The 1999 increase was primarily due to the inclusion of the results of Mosby, offset by amortization of acquisition costs.

  Corporate expenses

     Corporate expenses increased $5.0 million, or 23.2%, in 2000; and $3.2 million, or 17.7%, in 1999. The increase in 2000 resulted primarily from costs incurred in connection with the pending sale of the Company. The increase in 1999 resulted primarily from higher salaries and professional services fees.

  Investment and other income

     Investment income increased $14.0 million in 2000 and $7.9 million in 1999. The increase in 2000 resulted primarily from a gain of $15.5 million from the sale of the Company's professional publishing unit and a gain of $7.6 million from the sale of securities. The 1999 increase resulted from a gain of $6.4 million on sale of the Conviser CPA Review Course, as well as a gain of $3.0 million from the sale of securities.

  Interest expense

     Interest expense decreased $1.5 million, or 1.4% in 2000; and increased $20.8 million, or 24.0% in 1999. The decrease in 2000 was due to lower average outstanding borrowings. The increase in 1999 was primarily due to interest on borrowings under the Company's revolving credit facility, which was used to fund the acquisition of Mosby in October 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's consolidated statements of cash flows.

     Cash provided by operating activities in 2000 was $369.8 million compared to $358.6 million in 1999. Cash provided by the Company's operations and borrowings under its revolving credit facility was sufficient to fund working capital, capital expenditures, acquisitions and dividend requirements. The most significant change in cash from working capital was an increase in accounts receivable of $40.3 million, which was primarily due to higher sales.

     Cash flows used by investing activities were $256.4 million in 2000 and consisted primarily of expenditures for prepublication costs. The Company expects capital expenditures to approximate $265.0 million in fiscal 2001. In 2000, the Company received $29.4 million of proceeds from the sale of securities and $21.0 million of proceeds from the sale of its professional publishing unit. In addition, the Company acquired the remaining one-third minority interest of MD Consult for $10.0 million and the remaining 8% minority interest in NETg for $36.0 million.

     On April 20, 2000 the Company issued 1,372,213 shares of common stock at a price of $36.44 per share in a private placement to Salomon Smith Barney Inc., acting as agent for Citibank, N.A. The net proceeds of $50.0 million were used to partially finance the repayment of the Company's 9.5% subordinated notes, which matured in March 2000. Concurrently with the offering, the Company entered into an equity swap agreement with Citibank, N.A. for a notional amount of $50.0 million. Subsequent to year end, the Company elected to settle the agreement in cash, and received $23.6 million based on the price of the Company's common stock at the settlement dates. The common stock issued and the related equity swap were accounted for together as an equity instrument. At settlement, the fair value of the equity swap was recorded as an adjustment to paid-in capital.

     The Company borrowed $30.8 million under its revolving credit facility and uncommitted lines in 2000. This credit facility is used to fund working capital requirements, capital expenditures and dividend requirements as needed. The Company used this facility as well as the proceeds from its equity offering to repay subordinated notes of $125.0 million that matured in March 2000. At October 31, 2000, the Company had $360.0 million available under its $750.0 million revolving credit facility, which expires in July 2002.

     The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital expenditures, as well as its operating and dividend requirements.

     On October 27, 2000, the Company announced that it had entered into an agreement and plan of merger with U.S. affiliates of Reed Elsevier plc, a London-based worldwide publisher ( "Reed"), to sell the Company for $59.00 per common share and $77.29 per share of Series A Cumulative Convertible Stock in cash. The agreement provides for a cash tender offer, (on the condition that the number of shares tendered represent at least a majority in voting power (on a fully diluted basis) of the outstanding common stock), and following completion of the tender offer, a second-step merger in which the remaining shares of the Company will be exchanged for the same cash consideration. Reed has entered into a agreement with The Thomson Corporation ("Thomson") pursuant to which it has agreed to sell portions of the Company's business to Thomson immediately after consummation of the merger. Completion of the transaction is subject to clearance of the tender offer and the Thomson transaction under applicable antitrust laws, as well as other customary closing conditions.

  Quantitative and Qualitative Disclosures about Market Risk

     The market risk inherent in the Company's financial instruments and position represents the potential loss arising from adverse changes in interest rates. The Company does not enter into financial instruments for trading purposes.

     At October 31, 2000 and 1999, the fair value of the Company's fixed-rate debt was estimated at $804.0 million and $927.7 million, respectively, using quoted market prices and comparable publicly-traded issues. Such fair values were less than carrying value by approximately $37.3 million and $39.5 million at October 31, 2000 and October 31, 1999, respectively. Market risk is estimated as the potential change in fair value resulting from a hypothetical 10% adverse change in interest rates and amounted to approximately $48.7 million at October 31, 2000.

     At October 31, 2000 and 1999, the Company had approximately $425.4 million and $389.6 million, respectively, of variable rate borrowings outstanding under its revolving credit facility, uncommitted lines and a term loan, which approximated fair value. A hypothetical 10% adverse change in interest rates for this variable rate debt would have an approximate $2.5 million negative effect on the Company's pre-tax earnings and cash flows.

     At October 31, 1999, the carrying value of the put option issued in connection with the acquisition of Gartner Learning was $20.0 million, which approximated fair value. This option was effectively terminated in 2000 in conjunction with the acquisition by the Company of the minority interest in NETg.

  Impact of Inflation

     The Company adjusts selling prices to maintain profit levels and will continue to do so as competitive conditions permit. In general, management believes that the impact of inflation or of changing prices is not material to the financial position or results of operations of its business segments.

  Seasonality

     The Company's businesses are seasonal in nature. More than one-half of the Company's annual operating earnings are historically generated in the third quarter of its fiscal year, since the quarter includes the important educational publishing selling season. Conversely, operating losses have historically been reported in the first and second quarters during a period when publishing revenues are at their lowest levels.

  Dividends

     The Company has a long-standing practice of returning a portion of its earnings and cash flows to shareholders through the payment of cash dividends. In December 2000 the Board of Directors declared a regular quarterly cash dividend (payable on January 31, 2001 to shareholders of record on January 12, 2001) on the Common Stock of 21 cents per share, on the Series A Stock of 28.26 cents per share and on the Class B Stock of 18.9 cents per share.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 as of November 1, 2000. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

  Forward-Looking Statements

     Statements in this annual report on Form 10-K referring to the expected future plans and performance of the Company are forward-looking statements. Actual future results may differ materially from such statements. Factors that could affect future performance in the Company's publishing and educational services businesses include, but are not limited to: the Company's ability to develop and market its products and services; the relative success of the products and services offered by competitors; integration of acquired businesses; the seasonal and cyclical nature of the markets for the Company's products and services; changes in domestic or international economic conditions; changes in public funding for the Company's educational products and services; and changes in purchasing patterns in the Company's markets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The response to this Item is contained in Item 7 above in "Management's Discussion and Analysis of Financial Condition and Results of
Operation -- Quantitative and Qualitative Disclosures About Market Risk".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and supplementary data listed in Item 14 are included in pages F-1 through F-25 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.  DIRECTORS

     The Company has a classified Board of Directors consisting of three staggered classes. At each annual meeting of stockholders, a class of directors is elected for a full term of three years to succeed the directors of the same class whose terms are then expiring.

            DIRECTORS WHOSE TERMS EXPIRE IN 2003 (CLASS A DIRECTORS)

GARY L. COUNTRYMAN*, age 61, Director since 1996, member of Special Review Committee

     Mr. Countryman serves as Chairman Emeritus (since April 2000, Chairman prior thereto) and Director of Liberty Mutual Insurance Company and Liberty Mutual Fire Insurance Company and Chief Executive Officer and President (since January 2000) and Director of Liberty Financial Companies, Inc. From 1992 until April 1998, Mr. Countryman served as Chairman and Chief Executive Officer of Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company and Liberty Financial Companies, Inc. Mr. Countryman is also a Director of FleetBoston Financial Corporation and a Trustee of Nstar.

JACK M. GREENBERG*, age 58, Director since 1993, member of Audit, Compensation and Special Review Committees

     Mr. Greenberg has served as Chairman and Director of McDonald's Corporation since May 1999 and Chief Executive Officer of McDonald's Corporation since August 1998. Previously, he was President (until December 1999) and Vice Chairman (from October 1996 until August 1998) of McDonald's Corporation and Chairman (from October 1996 until August 1998) and Chief Executive Officer (from July 1997 until August 1998) of McDonald's USA. Mr. Greenberg served as Chief Financial Officer of McDonald's Corporation from January 1982 until October 1996. Mr. Greenberg is also a Director of Abbott Laboratories.

BRIAN J. KNEZ, age 43, Director since 1995, member of Executive Committee

     Mr. Knez has served as President and Co-Chief Executive Officer of the Company since November 1999; President and Co-Chief Operating Officer of the Company from January 1997 until November 1999; Co-Chief Executive Officer of The Neiman Marcus Group, Inc. since May 1999; Co-Chief Executive Officer of Harcourt, Inc. since May 1999; President (until November 1998) and Chief Executive Officer of Harcourt, Inc. from May 1995 until May 1999; Mr. Knez also serves as a Director of The Neiman Marcus Group, Inc. Mr. Knez is the son-in-law of Richard A. Smith and the brother-in-law of Robert A. Smith.

RICHARD A. SMITH, age 76, Director since 1950, Chairman of Executive Committee and member of Nominating Committee

     Mr. Smith serves as Chairman of the Company. He also serves as Chairman of The Neiman Marcus Group, Inc. and GC Companies, Inc. Previously he served as Chief Executive Officer of the Company from January 1997 until November 1999 and prior to December 1991; Chief Executive Officer of The Neiman Marcus Group, Inc. from January 1997 until December 1998 and prior to December 19991; and Chief Executive Officer of GC Companies, Inc. until October 2000; Mr. Smith also serves as a Director of The Neiman Marcus Group, Inc. and GC Companies, Inc. In October 2000, GC Companies, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code. Mr. Smith is the father of Robert A. Smith, the father-in-law of Brian J. Knez and the uncle of Jeffrey R. Lurie.

            DIRECTORS WHOSE TERMS EXPIRE IN 2001 (CLASS B DIRECTORS)

WILLIAM F. CONNELL*, age 62, Director since 1992, Chairman of Nominating Committee and member of Special Review Committee

     Mr. Connell serves as Chairman and Chief Executive Officer of Connell Limited Partnership. Mr. Connell is also a Director of FleetBoston Financial Corporation and Liberty Financial Companies, Inc.

MAURICE SEGALL*, age 71, Director since 1986, Chairman of Compensation Committee and member of Special Review Committee

     Mr. Segall is the former Chairman and Chief Executive Officer of Zayre Corp. Mr. Segall is a Director of AMR Corporation and Trustee of Cabot Industrial Trust.

ROBERT A. SMITH, age 41, Director since 1989, member of Executive Committee

     Mr. Smith has served as President and Co-Chief Executive Officer of the Company since November 1999; President and Co-Chief Operating Officer of the Company from January 1997 until November 1999; Co-Chief Executive Officer of Harcourt, Inc. since May 1999; Co-Chief Executive Officer of The Neiman Marcus Group, Inc. since May 1999; Chief Executive Officer of The Neiman Marcus Group, Inc. from December 1998 until May 1999; President and Chief Operating Officer of The Neiman Marcus Group Inc. from January 1997 to December 1998; Group Vice President of the Company and The Neiman Marcus Group, Inc. prior thereto, and President and Chief Operating Officer of GC Companies, Inc. from November 1995 until October 2000. In October 2000, GC Companies, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code. Mr. Smith also serves as a Director of The Neiman Marcus Group, Inc. Mr. Smith is the son of Richard A. Smith, the brother-in-law of Brian J. Knez and the cousin of Jeffrey R. Lurie.

HUGO UYTERHOEVEN*, age 69, Director since 1980, Chairman of Audit Committee and Special Review Committee, member of Compensation, Executive and Nominating Committees

     Mr. Uyterhoeven is Timken Professor of Business Administration Emeritus, Graduate School of Business Administration, Harvard University; Mr. Uyterhoeven is also a Director of Bombardier, Inc., The Stanley Works, Ecolab, Inc. and Degussa-Huls AG.

            DIRECTORS WHOSE TERMS EXPIRE IN 2002 (CLASS C DIRECTORS)

JEFFREY R. LURIE, age 49, Director since 1996

     Mr. Lurie serves as principal owner and Chief Executive Officer of the Philadelphia Eagles, Inc., a National Football League franchise and President and Chief Executive Officer of Chestnut Hill Productions, a motion picture production company. Mr. Lurie is the nephew of Richard A. Smith and the cousin of Robert A. Smith.

LYNN MORLEY MARTIN*, age 61, Director since 1993, member of Compensation, Nominating and Special Review Committees

     Ms. Martin serves as Professor, J.L. Kellogg School of Management, Northwestern University and Advisor, Deloitte & Touche LLP. Ms. Martin served as United States Secretary of Labor from February 1991 to January 1993 and Member of the United States House of Representatives (Illinois 16th Congressional

District) from 1981 to February 1991. Ms. Martin is a Director of SBC Communications, Inc., Ryder System, Inc., Procter & Gamble Co., TRW Inc. and 11 Dreyfus mutual funds.

PAULA STERN*, age 55, Director since 1993, member of Audit and Special Review Committees

     Ms. Stern serves as President of The Stern Group, Inc., an economic analysis and trade advisory firm. Ms. Stern is former Chairwoman of the U.S. International Trade Commission and serves as a Director of Wal-Mart Stores, Inc. and Avon Products, Inc.

CLIFTON R. WHARTON, JR.*, age 74, Director since 1994, member of Audit and Special Review Committees

     Mr. Wharton is the Retired Chairman and Chief Executive Officer of Teachers Insurance and Annuity Association-College Retirement Equities Fund (TIAA-CREF); Mr. Wharton served as Deputy Secretary of State, U.S. Department of State, from January 1993 to November 1993 and is former Chancellor, State University of New York System. Mr. Wharton is a Member of TIAA-CREF Board of Overseers.
---------------
* The Company's By-Laws provide for the independence of a majority of the members of the Board of Directors and the Audit, Nominating and Compensation Committees. Those persons who are considered "independent" within the meaning of the Company's By-Laws are indicated by an asterisk (*) above.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of change in ownership with the Securities and Exchange Commission and the New York Stock Exchange. The Company believes that all filing requirements applicable to its insiders were complied with during fiscal 2000.

B.  EXECUTIVE OFFICERS

     Set forth below are the names, ages (at January 16, 2001) and principal occupations for the last five years of each current executive officer of the Company. All such persons have been elected to serve until the next annual election of officers and their successors are elected or until their earlier resignation or removal.

     For information about Richard A. Smith, Chairman of the Company, and Robert
A. Smith and Brian J. Knez, Co-Chief Executive Officers of the Company, please see the information on Directors included above in this Item 10.

JOHN R. COOK -- 59

     Senior Vice President and Chief Financial Officer of the Company and of The Neiman Marcus Group, Inc.; Director of The Neiman Marcus Group, Inc.

ERIC P. GELLER -- 53

     Senior Vice President, General Counsel and Secretary of the Company and of The Neiman Marcus Group, Inc.

KATHLEEN A. BURSLEY -- 46

     Vice President of the Company since December 1998; Vice President and General Counsel of Harcourt, Inc.

PETER FARWELL -- 58

     Vice President -- Corporate Relations of the Company and of The Neiman Marcus Group, Inc.

PAUL F. GIBBONS -- 49

     Vice President and Treasurer of the Company and of The Neiman Marcus Group, Inc.

GERALD T. HUGHES -- 44

     Vice President-Human Resources of the Company and of The Neiman Marcus Group, Inc.

CATHERINE N. JANOWSKI -- 40

     Vice President and Controller of the Company and of The Neiman Marcus Group, Inc. since November 1997; Director, Corporate Accounting of the Company and of The Neiman Marcus Group, Inc. prior thereto.

JAMES P. LEVY -- 60

     Vice President of the Company since December 1998; President and Chief Operating Officer of Harcourt, Inc. since November 1998; President of Harcourt Education and Lifelong Learning & Assessment Groups prior thereto.

GAIL S. MANN -- 49

     Vice President-Corporate Law and Associate General Counsel since August 1999; Vice President, Assistant General Counsel, Secretary and Clerk, Digital Equipment Corporation from 1994 until September 1998.

MICHAEL F. PANUTICH -- 52

     Vice President-General Auditor of the Company and of The Neiman Marcus Group, Inc.

PAUL ROBERSHOTTE -- 47

     Vice President -- Strategy and Business Development of the Company and of The Neiman Marcus Group, Inc. since February 1999; President and Chief Executive Officer of Age Wave Communications from February 1996 until June 1998; Executive Vice President and Chief Operating Officer of Age Wave, Inc. from May 1995 until February 1996; Vice President and Director of Bain & Co. prior thereto.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this Item will be included in an amendment to this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this Item will be included in an amendment to this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this Item is will be included in an amendment to this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14(A)(1) FINANCIAL STATEMENTS

     The financial statements appear on pages F-1 through F-25 of this Annual Report on Form 10-K.

     Independent Auditors' Report.

     Consolidated Balance Sheets -- October 31, 2000 and 1999.

     Consolidated Statements of Earnings for the fiscal years ended October 31, 2000, 1999, and 1998.

     Consolidated Statements of Cash Flows for the fiscal years ended October
        31, 2000, 1999 and 1998.

     Consolidated Statements of Shareholders' Equity for the fiscal years ended
        October 31, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements

14(A)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The document and schedule listed below are filed as part of this Form 10-K:

                                                             PAGE IN
                                                            FORM 10-K
                                                            ---------
Independent Auditors' Report on Consolidated Financial
  Statement Schedule......................................     S-1
Schedule II -- Valuation and Qualifying Accounts and
  Reserves................................................     S-2

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

14(B) REPORTS ON FORM 8-K

     On October 11, 2000 the Company filed a report on Form 8-K reporting that the Company had issued a press release with respect to the filing by GC Companies, Inc. for Chapter 11 protection.

     On October 25, 2000, the Company filed a report on Form 8-K reporting that on October 18, 2000, the Company and Citibank, N.A. agreed to amend the Confirmation for Equity Swap Transaction and the Purchase Agreement, each dated as of April 20, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HARCOURT GENERAL, INC.

                                          By:       /s/ BRIAN J. KNEZ
                                            ------------------------------------
                                                  Brian J. Knez, President
                                               and Co-Chief Executive Officer

                                          By:      /s/ ROBERT A. SMITH
                                            ------------------------------------
                                                 Robert A. Smith, President
                                               and Co-Chief Executive Officer

Dated: January 24, 2001

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

                  SIGNATURE                                    TITLE                      DATE
                  ---------                                    -----                      ----

        PRINCIPAL EXECUTIVE OFFICERS:

              /s/ BRIAN J. KNEZ                  President and Co-Chief Executive   January 24, 2001
---------------------------------------------    Officer
                Brian J. Knez

             /s/ ROBERT A. SMITH                 President and Co-Chief Executive   January 24, 2001
---------------------------------------------    Officer
               Robert A. Smith

        PRINCIPAL FINANCIAL OFFICER:

              /s/ JOHN R. COOK                   Senior Vice President and Chief    January 24, 2001
---------------------------------------------    Financial Officer
                John R. Cook

        PRINCIPAL ACCOUNTING OFFICER:

          /s/ CATHERINE N. JANOWSKI              Vice President and Controller      January 24, 2001
---------------------------------------------
            Catherine N. Janowski

                 DIRECTORS:

             /s/ ROBERT A. SMITH                                                    January 24, 2001
---------------------------------------------
               Robert A. Smith

           /s/ WILLIAM F. CONNELL                                                   January 24, 2001
---------------------------------------------
             William F. Connell

                  SIGNATURE                                    TITLE                      DATE
                  ---------                                    -----                      ----
           /s/ GARY L. COUNTRYMAN                                                   January 24, 2001
---------------------------------------------
             Gary L. Countryman

            /s/ JACK M. GREENBERG                                                   January 24, 2001
---------------------------------------------
              Jack M. Greenberg

              /s/ BRIAN J. KNEZ                                                     January 24, 2001
---------------------------------------------
                Brian J. Knez

            /s/ JEFFREY R. LURIE                                                    January 24, 2001
---------------------------------------------
              Jeffrey R. Lurie

                                                                                    January   , 2001
---------------------------------------------
             Lynn Morley Martin

                                                                                    January   , 2001
---------------------------------------------
               Maurice Segall

             /s/ ROBERT A. SMITH                                                    January 24, 2001
---------------------------------------------
               Robert A. Smith

               /s/ PAULA STERN                                                      January 24, 2001
---------------------------------------------
                 Paula Stern

            /s/ HUGO UYTERHOEVEN                                                    January 24, 2001
---------------------------------------------
              Hugo Uyterhoeven

         /s/ CLIFTON R. WHARTON, JR.                                                January 24, 2001
---------------------------------------------
           Clifton R. Wharton, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Independent Auditors' Report................................   F-2
Consolidated Balance Sheets -- October 31, 2000 and 1999....   F-3
Consolidated Statements of Earnings for the fiscal years
  ended October 31, 2000, 1999, and 1998....................   F-4
Consolidated Statements of Cash Flows for the fiscal years
  ended October 31, 2000, 1999, and 1998....................   F-5
Consolidated Statements of Shareholders' Equity for the
  fiscal years ended October 31, 2000, 1999, and 1998.......   F-6
Notes to Consolidated Financial Statements..................   F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Harcourt General, Inc.
Chestnut Hill, Massachusetts

     We have audited the consolidated balance sheets of Harcourt General, Inc. and its subsidiaries as of October 31, 2000 and 1999 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harcourt General, Inc. and its subsidiaries as of October 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company has agreed to be acquired by an unrelated party.

Deloitte & Touche LLP
Boston, Massachusetts
December 12, 2000

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    OCTOBER 31
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
                                       ASSETS
Current assets
  Cash and equivalents......................................  $   29,150   $   24,144
  Accounts receivable, net..................................     509,163      473,577
  Inventories...............................................     226,977      212,771
  Deferred income taxes.....................................     126,252       86,147
  Other current assets......................................      27,917       39,549
                                                              ----------   ----------
         Total current assets...............................     919,459      836,188
                                                              ----------   ----------
Property and equipment
  Land, buildings and improvements..........................      94,741       94,512
  Fixtures and equipment....................................     223,964      218,038
                                                              ----------   ----------
                                                                 318,705      312,550
Less accumulated depreciation and
  amortization..............................................    (193,412)    (183,746)
                                                              ----------   ----------
         Total property and equipment, net..................     125,293      128,804
                                                              ----------   ----------
Other assets
  Prepublication costs, net.................................     391,011      322,346
  Investment in The Neiman Marcus Group, Inc................     185,225      119,414
  Goodwill, net.............................................   1,358,638    1,409,485
  Other intangible assets, net..............................      42,483       52,538
  Other.....................................................      57,684       86,761
                                                              ----------   ----------
         Total other assets.................................   2,035,041    1,990,544
                                                              ----------   ----------
         Total assets.......................................  $3,079,793   $2,955,536
                                                              ==========   ==========
                                     LIABILITIES
Current liabilities
  Notes payable and current maturities of long-term
    liabilities.............................................  $   17,603   $    6,868
  Accounts payable..........................................     196,648      203,521
  Other current liabilities.................................     470,326      483,168
  Accrued obligations under lease guarantees................     170,295           --
                                                              ----------   ----------
         Total current liabilities..........................     854,872      693,557
                                                              ----------   ----------
Long-term liabilities
  Notes and debentures......................................   1,250,453    1,356,804
  Other long-term liabilities...............................     154,991      182,842
  Deferred income taxes.....................................      75,489       61,377
                                                              ----------   ----------
         Total long-term liabilities........................   1,480,933    1,601,023
                                                              ----------   ----------
Commitments and contingencies...............................

Minority interest...........................................          --       19,093

                                SHAREHOLDERS' EQUITY
Preferred stock
  Series A Cumulative Convertible -- $l par value; issued
    and outstanding -- 727 and 863 shares...................         727          863
Common stocks
  Class B Stock -- $1 par value; issued and
    outstanding -- 18,112 and 20,021 shares.................      18,112       20,021
  Common Stock -- $1 par value; issued and
    outstanding -- 55,113
    and 51,146 shares.......................................      55,113       51,146
Paid-in capital.............................................     369,453      317,037
Accumulated other comprehensive income......................      30,313        2,269
Retained earnings...........................................     270,270      250,527
                                                              ----------   ----------
         Total shareholders' equity.........................     743,988      641,863
                                                              ----------   ----------
Total liabilities and shareholders' equity..................  $3,079,793   $2,955,536
                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                    YEARS ENDED OCTOBER 31
                                                         --------------------------------------------
                                                             2000            1999            1998
                                                         ------------    ------------    ------------
                                                         (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Revenues.............................................     $2,408,177      $2,142,622      $1,861,907
Costs applicable to revenues.........................        777,818         697,278         628,495
Selling, general and administrative expenses.........      1,236,424       1,144,375       1,000,753
Corporate expenses...................................         26,273          21,320          18,109
                                                          ----------      ----------      ----------
Operating earnings...................................        367,662         279,649         214,550
Investment and other income..........................         26,786          12,791           4,880
Interest expense.....................................       (105,672)       (107,210)        (86,436)
                                                          ----------      ----------      ----------
Earnings from continuing operations before income
  taxes and minority interest........................        288,776         185,230         132,994
Income tax expense...................................        106,847          68,535          45,952
                                                          ----------      ----------      ----------
Earnings from continuing operations before
  minority interest..................................        181,929         116,695          87,042
Minority interest in net losses of subsidiaries......            885           3,653             559
                                                          ----------      ----------      ----------
Earnings from continuing operations..................        182,814         120,348          87,601
Earnings (loss) from discontinued operations, net of
  income tax expense (benefit) of ($68,700), $42,364,
  and $37,838........................................       (103,000)         63,482          54,015
                                                          ----------      ----------      ----------
Net earnings.........................................     $   79,814      $  183,830      $  141,616
                                                          ==========      ==========      ==========
Weighted average number of common and common
  equivalent shares outstanding:
  Basic..............................................         71,747          71,103          70,837
                                                          ==========      ==========      ==========
  Diluted............................................         73,050          72,168          72,141
                                                          ==========      ==========      ==========
Basic amounts per common share:
  Continuing operations..............................     $     2.51      $     1.68      $     1.22
  Discontinued operations............................          (1.43)           0.89            0.77
                                                          ----------      ----------      ----------
     Basic net earnings..............................     $     1.08      $     2.57      $     1.99
                                                          ==========      ==========      ==========
Diluted amounts per common share:
  Continuing operations..............................     $     2.50      $     1.67      $     1.21
  Discontinued operations............................          (1.41)           0.88            0.75
                                                          ----------      ----------      ----------
     Diluted net earnings............................     $     1.09      $     2.55      $     1.96
                                                          ==========      ==========      ==========

                See Notes to Consolidated Financial Statements.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED OCTOBER 31
                                                              ------------------------------------
                                                                2000         1999          1998
                                                              ---------   -----------   ----------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings..............................................  $  79,814   $   183,830   $  141,616
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Discontinued operations, net..............................    103,000       (63,482)     (54,015)
  Amortization of prepublication costs......................    153,812       136,582      123,849
  Depreciation and other amortization.......................     98,847       118,909      119,272
  Gains on sale of business and securities..................    (23,174)       (9,834)          --
  Minority interest.........................................       (885)       (3,653)        (559)
  Deferred income taxes.....................................     11,259        39,503       39,734
  Other items...............................................      2,806        13,724        5,698
  Changes in assets and liabilities:
     Accounts receivable....................................    (40,266)      (47,507)     (64,934)
     Inventories............................................    (14,321)       (5,643)      19,961
     Other current assets...................................      6,803           186       12,340
     Accounts payable and other current liabilities.........     (7,853)       (4,053)     (73,638)
                                                              ---------   -----------   ----------
          Net cash provided by operating activities.........    369,842       358,562      269,324
                                                              ---------   -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................   (257,781)     (226,549)    (194,137)
  Proceeds from sales of business and securities............     50,394        13,157           --
  Acquisition of Steck-Vaughn, net of cash acquired.........         --            --      (40,512)
  Acquisition of Mosby, net of cash acquired................         --            --     (413,733)
  Other acquisitions and investing activities...............    (48,992)      (34,753)     (27,139)
                                                              ---------   -----------   ----------
          Net cash used for investing activities............   (256,379)     (248,145)    (675,521)
                                                              ---------   -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (repayments) of revolving credit facilities,
     net....................................................     30,755      (105,000)     460,722
  Proceeds from issuance of stock...........................     49,950            --           --
  Proceeds from borrowings..................................         --        19,630           --
  Repayment of debt.........................................   (126,038)       (2,845)      (5,949)
  Cash dividends paid.......................................    (60,071)      (56,810)     (53,948)
  Other financing activities................................     (3,053)          196       (1,855)
                                                              ---------   -----------   ----------
          Net cash provided by (used for) financing
            activities......................................   (108,457)     (144,829)     398,970
                                                              ---------   -----------   ----------
CASH AND EQUIVALENTS
  Increase (decrease) during the year.......................      5,006       (34,412)      (7,227)
  Beginning balance.........................................     24,144        58,556       65,783
                                                              ---------   -----------   ----------
  Ending balance............................................  $  29,150   $    24,144   $   58,556
                                                              =========   ===========   ==========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash payments (refunds) for
     Interest...............................................  $ 107,406   $   106,701   $   84,461
                                                              =========   ===========   ==========
     Income taxes...........................................  $  65,900   $    (7,460)  $   13,379
                                                              =========   ===========   ==========

                See Notes to Consolidated Financial Statements.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     ACCUMULATED
                                                                        OTHER
                                                                    COMPREHENSIVE
                                   COMMON    SERIES A    PAID-IN       INCOME       RETAINED
                                   STOCKS     STOCK      CAPITAL       (LOSS)       EARNINGS     TOTAL
                                   -------   --------   ---------   -------------   --------   ---------
                                                              (IN THOUSANDS)
BALANCE AT NOVEMBER 1, 1997......  $70,755    $1,125    $ 744,932     $ (7,113)     $ 35,839   $ 845,538
Net earnings.....................       --        --           --           --       141,616     141,616
  Other comprehensive loss, net
     of tax, including foreign
     currency translation and
     other.......................       --        --           --       (8,294)           --      (8,294)
                                                                                               ---------
Comprehensive income.............                                                                133,322
Cash dividends paid..............       --        --           --           --       (53,948)    (53,948)
Conversion of Series A Stock.....      232      (211)         (21)          --            --          --
Other equity transactions, net...       42        --          768           --            --         810
                                   -------    ------    ---------     --------      --------   ---------
BALANCE AT OCTOBER 31, 1998......   71,029       914      745,679      (15,407)      123,507     925,722
Net earnings.....................       --        --           --           --       183,830     183,830
  Other comprehensive income, net
     of tax:
     Net unrealized investment
       gains.....................       --        --           --       16,750            --      16,750
     Foreign currency translation
       and other.................       --        --           --          926            --         926
                                                                                               ---------
Comprehensive income.............                                                                201,506
Spin-off of specialty retail
  operations.....................       --        --     (431,214)          --            --    (431,214)
Cash dividends paid..............       --        --           --           --       (56,810)    (56,810)
Conversion of Series A stock.....       58       (51)          (7)          --            --          --
Other equity transactions, net...       80        --        2,579           --            --       2,659
                                   -------    ------    ---------     --------      --------   ---------
BALANCE AT OCTOBER 31, 1999......   71,167       863      317,037        2,269       250,527     641,863
Net earnings.....................       --        --           --           --        79,814      79,814
  Other comprehensive income
     (loss), net of tax:
     Net unrealized investment
       gains.....................       --        --           --       39,142            --      39,142
     Foreign currency translation
       and other.................       --        --           --      (11,098)           --     (11,098)
                                                                                               ---------
Comprehensive income.............                                                                107,858
Cash dividends paid..............       --        --           --           --       (60,071)    (60,071)
Issuance of common stock.........    1,372        --       48,578           --            --      49,950
Conversion of Series A Stock.....      179      (136)         (43)          --            --          --
Other equity transactions, net...      507        --        3,881           --            --       4,388
                                   -------    ------    ---------     --------      --------   ---------
BALANCE AT OCTOBER 31, 2000......  $73,225    $  727    $ 369,453     $ 30,313      $270,270   $ 743,988
                                   =======    ======    =========     ========      ========   =========

                See Notes to Consolidated Financial Statements.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

     The consolidated financial statements include the accounts of Harcourt General, Inc. (the Company or Harcourt General) and its majority-owned subsidiaries. Harcourt General is a leading global multiple-media publisher and service provider for the educational, assessment, training and professional information markets. All significant intercompany accounts and transactions are eliminated.

     Certain reclassifications have been made to prior year amounts to conform with the current presentation.

  Cash and equivalents

     Cash and equivalents consist of cash in banks and money market accounts. Cash and equivalents are stated at cost plus accrued interest, which approximates fair value. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings and to limit the amount of credit exposure to any one financial institution.

  Inventories

     Inventories, consisting primarily of finished goods, are stated at the lower of cost or market. Substantially all inventories are valued using the last-in, first-out (LIFO) method.

  Property and equipment

     Property and equipment are stated at cost. Depreciation and amortization are provided using straight-line or accelerated methods over the estimated useful lives of the related assets or over the terms of the related leases, if shorter. When property and equipment are retired or have been fully depreciated, the cost and the related accumulated depreciation are eliminated from the respective accounts. Gains or losses arising from the dispositions are reported as income or expense. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

  Prepublication costs

     Prepublication costs consist of expenditures relating to the creation of a publication and the preparation of that publication for sale. These costs are amortized primarily using the sum-of-the-years-digits method over the estimated useful lives of the publications, ranging from one to five years.

  Investment in The Neiman Marcus Group, Inc.

     The investment in The Neiman Marcus Group, Inc. (the investment) consisted of approximately 10 percent of the outstanding common equity of The Neiman Marcus Group, Inc. as of October 31, 2000 and 1999 and is accounted for as an available-for-sale security. This investment is marked to market on a quarterly basis and is classified as long-term as the Company intends to hold it for at least one year. At October 31, 2000 and October 31, 1999 the gross unrealized gain on the investment was $84.9 million and $19.1 million, respectively.

  Goodwill and other intangible assets

     Amortization of goodwill and publishing rights is recorded using the straight-line method over their estimated useful lives, ranging from 10 to 40 years. Other intangible assets consist of course libraries, customer leads and contracts, and existing technology, and are amortized using accelerated methods over their estimated useful lives, ranging from one to five years.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Long-lived assets

     Upon occurrence of an event or a change in circumstances which indicates that the carrying amount of a long-lived identifiable asset may not be recoverable, the Company compares the carrying value of its long-lived identifiable assets against projected undiscounted cash flows to determine any impairment and to evaluate the reasonableness of the depreciation or amortization periods. Should an impairment be identified, the long-lived assets are then written down to their fair value.

  Other long-term liabilities

     Other long-term liabilities of the Company consist primarily of a liability for pension, postretirement health care benefits and provisions for other employee benefits.

  Derivatives

     The Company uses treasury lock agreements (a derivative) as a means of managing interest-rate risk associated with anticipated debt transactions. The differentials to be received or paid under these contracts designated as hedges are deferred and amortized to interest expense over the remaining life of the associated debt. Derivative financial instruments are not held for trading purposes.

  Income taxes

     Income taxes are calculated in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." SFAS 109 requires the asset and liability method of accounting for income taxes.

  Revenue recognition

     The Company recognizes revenues principally upon shipment of products. Subscription revenues are generally collected in advance and are deferred and recognized pro-rata upon fulfillment. Contract revenues are recognized as services are provided. For contracts where the Company anticipates that losses will be incurred, such losses are recognized immediately.

     Certain publications are sold to customers with a right of return. Revenues are recorded net of a provision for future returns. Returned goods included in inventory are valued at estimated realizable value not exceeding cost. Accounts receivable are reported net of allowances for book returns of $94.6 million in 2000 and $94.1 million in 1999 and for doubtful accounts of $39.6 million in 2000 and $39.8 million in 1999.

  Comprehensive income

     Comprehensive income differs from net earnings primarily due to foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities, less reclassification for realized gains or losses included in net earnings. For the years ended October 31, 2000, 1999, and 1998, reclassification adjustments totaled $4.8 million, $1.9 million, and $0, respectively.

  Advertising costs

     Advertising costs are expensed in the period incurred. Advertising expenses were $106.0 million, $98.5 million and $95.9 million in 2000, 1999 and 1998, respectively.

  Significant estimates

     The Company estimates the appropriate carrying values of certain assets and liabilities which are not readily apparent from other sources. Management bases its estimates on historical experience and on various

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying the Company's consolidated financial statements include allowances for returns, doubtful accounts, valuation of inventories and prepublication costs, accruals for self-insurance, pension and postretirement benefits, and the accrual for obligations under lease guarantees. Actual results could differ from these estimates.

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 as of November 1, 2000. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

2.  PENDING SALE OF THE COMPANY

     On October 27, 2000, the Company announced that it had entered into an agreement and plan of merger with U.S. affiliates of Reed Elsevier plc, a London-based worldwide publisher ("Reed"), to sell the Company for $59.00 per common share and $77.29 per share of Series A Cumulative Convertible Stock in cash. The agreement provides for a cash tender offer, (on the condition that the number of shares tendered represent at least a majority in voting power (on a fully diluted basis) of the outstanding common stock), and following completion of the tender offer, a second-step merger in which the remaining shares of the Company will be exchanged for the same cash consideration. Reed has entered into an agreement with The Thomson Corporation ("Thomson") pursuant to which it has agreed to sell portions of the Company's business to Thomson immediately after consummation of the merger. Completion of the transaction is subject to clearance of the tender offer and the Thomson transaction under applicable antitrust laws, as well as other customary closing conditions.

3.  DISCONTINUED OPERATIONS

  Theatre operations

     In December 1993, the Company spun-off its theatre operations to a newly established entity, GC Companies, Inc. (GCC), in a pro-rata distribution to its shareholders. Harcourt General is a secondary obligor on a significant number of theatre leases existing at the date of the spin-off. In connection with the distribution, GCC and Harcourt General entered into various agreements which governed their ongoing relationship. Under the Reimbursement and Security Agreement, GCC granted to Harcourt General a security interest in the stock of certain of its theatre subsidiaries in order to secure GCC's obligation to indemnify Harcourt General from any losses which Harcourt General might incur due to its secondary liability on theatre leases.

     On October 11, 2000 GCC filed for bankruptcy protection. The Company recorded a charge of $103.0 million, net of taxes, for anticipated lease liabilities arising from the lease guarantees. The charge consisted of anticipated future lease and lease related payments and settlements. Also included in the charge were expenses associated with the liability of approximately $3.2 million.

     Because of the economic substance of the anticipated settlements and future negotiations, the Company has discounted its liabilities relative to the leases using a variety of discount factors. These factors include

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

known settlement provisions, market discount rates, and in limited instances, a risk-free discount rate. Had the Company not taken into account these discount factors that mitigate its liabilities, its anticipated gross obligation, before tax benefits, would have been approximately $345 million.

  Specialty retail operations

     The Company's specialty retail operations, which consisted of its 54 percent ownership of The Neiman Marcus Group, Inc. (NMG), were spun off on October 22, 1999 in a tax-free distribution to the Company's shareholders. The Company distributed 21,440,960 shares of its 26,429,502 shares of NMG common stock. The Company retained 4,988,542 shares of NMG Class A Common Stock, which are accounted for as available-for-sale securities. The Company has agreed to vote the retained shares on all matters in proportion to the votes cast affirmatively or negatively by all other holders of NMG Class A Common Stock.

     Each common shareholder of the Company received .3013 of a share of Class B Common Stock of NMG for every share of Harcourt General Common Stock and Class B Stock held on October 12, 1999, which was the record date for the distribution. The Company's consolidated financial statements have been restated to reflect the specialty retail operations as a discontinued operation.

     Prior to the spin-off, the financial statements of NMG were consolidated with a lag of one fiscal quarter. Consequently, the 1999 results of NMG presented as discontinued operations include the results of NMG for its fiscal year ended July 31, 1999, which totaled $47.7 million, and the results of its operations from August 1, 1999 through October 22, 1999, the distribution date, which totaled $18.0 million.

     Under an amended intercompany services agreement, the Company provides certain management, accounting, financial, legal, tax and other corporate services to NMG. Most of the officers of the Company serve in similar capacities with NMG. Three such officers serve as directors of both companies. The fees for these services are charged at the Company's cost and are subject to the approval of a committee of directors of NMG who are not affiliated with the Company. Charges to NMG were $6.3 million in 2000, $6.2 million in 1999, and $5.4 million in 1998.

     On November 20, 2000, the Company terminated this agreement effective May 14, 2001.

4.  DESCRIPTION OF CONTINUING OPERATIONS AND SEGMENT INFORMATION

     Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

     The Company has four reportable segments: Education Group, Higher Education Group, Corporate and Professional Services Group and Worldwide Scientific, Technical and Medical (STM) Group. The Education Group consists of the Company's K-12 and supplemental and trade publishing operations. The Higher Education Group includes college, distance learning and graduate test preparation businesses. The Corporate and Professional Services Group is comprised of testing and related services, career counseling and technology-based IT and human resources training. The Worldwide STM Group includes the Company's scientific, technical and medical publishing businesses and its international publishing and distribution operations. Other includes unallocated corporate expenses. Interest expense is not allocated to the segments. The Company's senior management evaluates the performance of the Company's assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not presented.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following tables set forth the information for the Company's reportable segments for the years ended October 31:

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
                                                                        (IN THOUSANDS)
REVENUES:
Education Group............................................  $  754,751   $  581,465   $  563,533
Higher Education Group.....................................     361,328      365,996      354,759
Corporate and Professional Services Group..................     547,005      497,573      416,610
Worldwide STM Group........................................     745,093      697,588      527,005
                                                             ----------   ----------   ----------
Total......................................................  $2,408,177   $2,142,622   $1,861,907
                                                             ==========   ==========   ==========
OPERATING EARNINGS:
Education Group............................................  $  162,287   $  105,401       92,255
Higher Education Group.....................................      50,246       43,985       23,633
Corporate and Professional Services Group..................      41,024       34,046       15,896
Worldwide STM Group........................................     140,378      117,537      100,875
Other......................................................     (26,273)   _ (21,320)     (18,109)
                                                             ----------   ----------   ----------
Total......................................................  $  367,662   $  279,649   $  214,550
                                                             ==========   ==========   ==========
DEPRECIATION AND AMORTIZATION:
Education Group............................................  $   96,565   $   83,640   $   81,827
Higher Education Group.....................................      36,722       40,903       51,161
Corporate and Professional Services Group..................      36,371       54,498       54,715
Worldwide STM Group........................................      80,973       74,002       53,588
Other......................................................       2,028        2,448        1,830
                                                             ----------   ----------   ----------
Total......................................................  $  252,659   $  255,491   $  243,121
                                                             ==========   ==========   ==========
CAPITAL EXPENDITURES:
Education Group............................................  $  127,624   $  110,065   $   93,752
Higher Education Group.....................................      40,147       34,023       29,763
Corporate and Professional Services Group..................      25,699       24,423       22,791
Worldwide STM Group........................................      63,885       55,475       46,941
Other......................................................         426        2,563          890
                                                             ----------   ----------   ----------
Total......................................................  $  257,781   $  226,549   $  194,137
                                                             ==========   ==========   ==========

     The following is a schedule of revenues by geographic location:

                                                2000         1999         1998
                                             ----------   ----------   ----------
                                                        (IN THOUSANDS)
Revenues:
North America..............................  $1,954,084   $1,698,263   $1,433,359
Rest of world..............................     454,093      444,359      428,548
                                             ----------   ----------   ----------
          Total............................  $2,408,177   $2,142,622   $1,861,907
                                             ==========   ==========   ==========

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  ACQUISITIONS

  MD Consult

     In May 2000, the Company completed the acquisition of the remaining one-third interest in MD Consult, an Internet clinical information source for physicians, for a cash purchase price of approximately $10.0 million. The Company is now the sole owner of MD Consult. The acquisition has been accounted for by the purchase method of accounting. The excess of cost over estimated fair value of net assets acquired of $10.0 million was allocated to goodwill, which is amortized on a straight-line basis over 15 years.

  Mosby

     On October 9, 1998, the Company completed the acquisition of Mosby, Inc. for approximately $415.0 million in cash. Mosby is a publisher of books, periodicals and electronic products and services in professional health sciences, including nursing, allied health and medicine, and is included in the Worldwide STM Group. The purchase price was funded with borrowings under the Company's revolving credit facility.

     The Mosby acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of Mosby for the period from October 9, 1998 are included in the accompanying consolidated financial statements. The $388.6 million excess of cost over the estimated fair value of net assets acquired was allocated to goodwill which is amortized over 30 years. Assets acquired and liabilities assumed have been recorded at their estimated fair values and useful lives. In the fourth quarter of fiscal 1999, the Company completed its final purchase price allocation of Mosby, resulting in a net reduction of goodwill and other current liabilities of $26.0 million from the amounts initially recorded.

  Gartner Learning

     On August 31, 1998, the Company completed the acquisition of Gartner Learning, the technology-based IT training operation of Gartner Group. Gartner Learning was merged with the operations of NETg, a subsidiary of the Company, which provides self-paced multimedia training courseware for IT professionals. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Gartner Learning for the period from August 31, 1998 are included in the accompanying consolidated financial statements.

     The purchase price for Gartner Learning consisted of $5.0 million in cash and eight percent of the newly combined company, known as NETg. The $61.9 million excess of cost over estimated fair value of net assets acquired was allocated to goodwill, which is amortized on a straight-line basis over 25 years. In July 2000, the Company completed the acquisition of the remaining eight percent minority interest in NETg from the Gartner Group for a cash purchase price of $36.0 million. As a result, the Company is the sole owner of NETg.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Acquisition liabilities

     In connection with the above acquisitions as well as the Company's 1997 acquisition of National Education Corporation (NEC), the Company incurred certain direct, integration and exit costs. Revisions to the initial estimates, occurring within the one-year allocation period relating specifically to management plans, have changed the purchase price and are reflected in the table below. There have been no material subsequent changes in estimates following this period. The roll-forward of the acquisition reserves is as follows:

                                                                             UNFULFILLED
                                                                             CONTRACTUAL
                                                    FACILITIES   SEVERANCE   OBLIGATIONS   OTHER    TOTAL
                                                    ----------   ---------   -----------   ------   ------
                                                                        (IN MILLIONS)
Balance at November 1, 1997.......................    $ 64.7      $ 13.6        $  --      $ 38.4   $116.7
Payments..........................................     (31.4)       (6.4)          --        (0.8)   (38.6)
Purchase price adjustments for NEC/initial
  accruals for Gartner and Mosby..................      19.7        21.6          9.2        17.1     67.6
                                                      ------      ------        -----      ------   ------
Balance at October 31, 1998.......................      53.0        28.8          9.2        54.7    145.7
Payments..........................................     (19.3)      (20.6)        (2.9)      (24.6)   (67.4)
Purchase price adjustments........................      (8.1)       (6.4)        (3.2)      (11.7)   (29.4)
                                                      ------      ------        -----      ------   ------
Balance at October 31, 1999.......................      25.6         1.8          3.1        18.4     48.9
Payments..........................................      (8.6)       (1.4)        (0.0)      (12.5)   (22.5)
                                                      ------      ------        -----      ------   ------
Balance at October 31, 2000.......................    $ 17.0      $  0.4        $ 3.1      $  5.9   $ 26.4
                                                      ======      ======        =====      ======   ======

     As of October 31, 2000, the majority of the remaining balance in the facilities reserves related to the NEC and Mosby acquisitions.

  Other acquisitions

     In the periods presented, the Company has acquired several small publishing and educational services related companies. The results of operations from these acquired entities are reflected in the Company's statements of operations from the date of acquisition. These acquisitions did not materially impact consolidated results, and therefore no pro forma information is provided.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consisted of the following:

                                                                    OCTOBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Goodwill..................................................    $1,622,858    $1,616,900
Accumulated amortization..................................      (264,220)     (207,415)
                                                              ----------    ----------
     Goodwill, net........................................    $1,358,638    $1,409,485
                                                              ==========    ==========
Publishing rights.........................................    $   53,765    $   53,765
Acquired intangible assets................................        96,400        96,400
                                                              ----------    ----------
                                                                 150,165       150,165
Accumulated amortization..................................     _(107,682)      (97,627)
                                                              ----------    ----------
     Other intangibles, net...............................    $   42,483    $   52,538
                                                              ==========    ==========

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of October 31, 2000, goodwill consisted of approximately $739.9 million amortized over 40 years, $388.6 million over 30 years and $494.3 million over periods of 25 years or less. As of October 31, 1999, goodwill consisted of approximately $739.9 million amortized over 40 years, $388.6 million over 30 years and $488.4 million over periods of 25 years or less. Amortization expense was $67.2 million, $76.0 million and $76.8 million in 2000, 1999 and 1998, respectively.

7.  OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following:

                                                                    OCTOBER 31,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
                                                                   (IN THOUSANDS)
Accrued compensation and benefits...........................    $103,223    $ 82,676
Self-insurance reserves.....................................      29,857      27,119
Unearned subscription income................................      93,214      87,080
Accrued real estate and related charges.....................      28,477      54,426
Accrued interest............................................      26,854      26,561
Taxes payable...............................................      50,637      31,697
Other.......................................................     138,064     173,609
                                                                --------    --------
          Total.............................................    $470,326    $483,168
                                                                ========    ========

8.  NOTES AND DEBENTURES

     Notes and debentures of Harcourt General, all of which are unsecured, were as follows at October 31:

                                                    INTEREST
                                                      RATE     MATURITY       2000         1999
                                                    --------   ---------   ----------   ----------
                                                                               (IN THOUSANDS)
Convertible subordinated debentures...............      6.5%    May 2011   $   44,757   $   45,795
Revolving credit facility.........................  Variable   Jul. 2002      390,000      370,000
Senior debt.......................................     8.25%   Jun. 2002      149,695      149,626
Senior debt.......................................      6.7%   Jul. 2007      149,717      149,676
Senior debt.......................................     8.88%   Jun. 2022      148,055      148,037
Senior debt.......................................      7.2%   Jul. 2027      199,611      199,597
Senior debt.......................................      7.3%   Jul. 2097      149,449      149,443
Subordinated notes................................      9.5%   Mar. 2000           --      125,000
Term bank loan....................................  Variable   Oct. 2004       19,169       19,630
                                                                           ----------   ----------
Total notes and debentures..............................................   $1,250,453   $1,356,804
                                                                           ==========   ==========

     In connection with the acquisition of NEC, the Company unconditionally assumed all of the obligations of NEC under its 6 1/2% Convertible Subordinated Debentures due 2011 and the related Indenture dated May 15, 1986, as amended. The NEC Debentures are subject to a mandatory annual redemption of $2.9 million in principal and, as a result of the acquisition of NEC by the Company, are convertible at the option of the holder into $21.00 for every $25.00 in principal of NEC Debentures.

     The Company has a revolving credit facility with 18 banks, pursuant to which the Company may borrow up to $750 million. The facility, which expires in July 2002, may be terminated by the Company at any time on three business days' notice. The rate of interest payable (6.8% at October 31, 2000) is determined according to the senior debt rating of the Company and one of four pricing options selected by the Company.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

At October 31, 2000, $390 million in borrowings were outstanding under the facility. The revolving facility contains covenants which require the Company to maintain certain leverage and interest coverage ratios.

     In October 1999, a Canadian subsidiary of the Company entered into a Canadian dollar denominated term bank loan that bears interest according to one of two pricing options selected by the Company (7.0% at October 31, 2000). The loan is guaranteed by the Company and may be prepaid at any time upon three business days' notice without penalty or premium.

     In anticipation of the Company's August 1997 debt offering, the Company entered into several forward interest rate lock agreements which established weighted average effective interest rates of 6.83% for the 10-year notes, 7.29% for the 30-year debentures and 7.40% for the 100-year debentures. In August 1997, the Company paid $20.5 million to settle such agreements, which is being amortized over the terms of the respective debt.

     The aggregate maturities of notes and debentures are as follows: fiscal 2001 -- $2.9 million; fiscal 2002 -- $542.6 million; fiscal 2003 -- $2.9 million; fiscal 2004 -- $22.1 million; fiscal 2005- $2.9 million; all years thereafter -- $677.1 million.

9.  SHAREHOLDERS' EQUITY

  Series A Cumulative Convertible Stock

     Each share of Series A Stock is convertible into 1.31 shares of Common Stock and is entitled to a quarterly dividend equal to the quarterly dividend on each share of Common Stock multiplied by 1.31, plus $.0075. Each share of Series A Stock is non-voting and entitled to a liquidation preference of $5.00 plus any accrued but unpaid dividends. Liquidation proceeds remaining after the satisfaction of such preference and the payment of $4.55 per share of Common Stock would be distributed ratably to the holders of Common Stock and Series A Stock. There were 10 million authorized shares of Series A Stock at October 31, 2000.

  Class B Stock and Common Stock

     The Class B Stock is not transferable except to family members and related entities but is convertible at any time on a share-for-share basis into Common Stock. The holders of Class B Stock are entitled to cash dividends which are 10% lower per share than the cash dividends paid on each share of Common Stock. The Class B Stock and the Common Stock are each entitled to vote separately as a class on charter amendments, mergers, consolidations and certain extraordinary transactions which are required to be approved by shareholders under Delaware law. Under certain circumstances, the holders of Class B Stock have the right to cast 10 votes per share for the election of directors. There were 80 million and 150 million shares of Class B Stock and Common Stock authorized for issuance at October 31, 2000, respectively.

     On April 20, 2000 the Company issued 1,372,213 shares of common stock at a price of $36.44 per share in a private placement to Salomon Smith Barney Inc., acting as agent for Citibank, N.A. The net proceeds of $50.0 million were used to partially finance the repayment of the Company's 9.5% subordinated notes, which matured in March 2000. Concurrently with the offering, the Company entered into an equity swap agreement with Citibank, N.A. for a notional amount of $50.0 million. Subsequent to year end, the Company elected to settle the agreement in cash, and received $23.6 million based on the price of the Company's common stock at the settlement dates. The common stock issued and the related equity swap were accounted for together as an equity instrument. At settlement, the fair value of the equity swap was recorded as an adjustment to paid-in capital.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Class C Stock

     Class C Stock is entitled to one-tenth (1/10) of one vote per share on all matters and to cash dividends equal to any cash dividends payable on the Common Stock. There were 100 million authorized shares of Class C Stock at October 31, 2000, none of which has been issued.

  Common Stock Incentive Plans

     The Company has established common stock incentive plans allowing for the granting of stock options, restricted stock and other stock-based awards to its employees. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. The Company has adopted the disclosure-only provision of SFAS 123, "Accounting for Stock-Based Compensation."

     Had compensation cost for the Company's common stock incentive plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS 123, the Company's earnings from continuing operations and earnings per share from continuing operations for the years ended October 31, 2000, 1999 and 1998 would have been as follows:

                                                       2000        1999       1998
                                                     --------    --------    -------
                                                        (IN THOUSANDS, EXCEPT PER
                                                             SHARE AMOUNTS)
Earnings from continuing operations:
  As reported....................................    $182,814    $120,348    $87,601
  Pro forma......................................    $178,203    $116,380    $86,655
Basic earnings per share from continuing
  operations:
  As reported....................................    $   2.51    $   1.68    $  1.22
  Pro forma......................................    $   2.45    $   1.63    $  1.21
Diluted earnings per share from continuing
  operations:
  As reported....................................    $   2.50    $   1.67    $  1.21
  Pro forma......................................    $   2.44    $   1.61    $  1.20

     The effects on pro forma net earnings and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net earnings for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years. In addition, the disclosure requirements of SFAS 123 are applicable only to options granted subsequent to October 30, 1995.

     Options outstanding at October 31, 2000 were granted at prices (not less than 100% of the fair market value on the date of the grant) varying from $13.35 to $46.24. In conjunction with the spin-off of the specialty retail operations on October 22, 1999, the number of shares and the exercise price of each option outstanding were modified so that the aggregate fair value of the options before the spin-off was preserved as of the date of the spin-off. Accordingly, no charge was recorded in the consolidated financial statements relative to this modification. Options generally vest ratably over five years and expire after ten years. There were approximately 200 employees with options outstanding at October 31, 2000. For all outstanding options at October 31, 2000, the weighted average exercise price was $36.45 and the weighted average remaining contractual life was approximately 8.3 years. At October 31, 2000, there were 1.7 million shares of Common Stock available for issuance under the plan.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively:

                                                        2000    1999    1998
                                                        -----   -----   -----
Expected life (years).................................  7....       7       7
Expected dividend yield...............................    1.5%    2.2%    1.7%
Expected volatility...................................  29.19%  26.74%  24.24%
Risk-free interest rate...............................    6.0%    6.0%    5.5%

     A summary of the status of the Company's stock options as of October 31, 2000, 1999 and 1998 and changes during the years ended on those dates is as follows:

                                             2000                    1999                    1998
                                     ---------------------   ---------------------   ---------------------
                                                 WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                  AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE
                                      SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                     ---------   ---------   ---------   ---------   ---------   ---------
Options outstanding at beginning of
  year.............................  1,198,393    $38.61       722,552    $41.66      492,494    $   34.08
Granted............................  2,302,150     35.04       383,500     50.57      264,900        54.25
SAR surrenders.....................         --        --            --        --      (13,205)       29.24
Exercised..........................    (93,687)    24.04       (46,777)    27.43      (14,457)       23.50
Canceled...........................   (117,503)    40.04       (37,840)    51.17       (7,180)       45.34
Adjustment for spin-off of
  specialty retail operations......         --        --       176,958       N/A           --           --
                                     ---------    ------     ---------    ------      -------    ---------
Options outstanding at end of
  year.............................  3,289,353    $36.45     1,198,393    $38.61      722,552    $   41.66
                                     =========    ======     =========    ======      =======    =========
Options exercisable at end of
  year.............................    496,001    $35.29       416,283    $29.98      287,922    $   29.58
                                     =========    ======     =========    ======      =======    =========

     The weighted-average fair value of options granted in 2000, 1999 and 1998 was $11.96, $15.52 and $17.09, respectively.

     The following table summarizes information about the Company's stock options as of October 31, 2000:

                             OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
-----------------------------------------------------------------------------   ------------------------------
                                                                                  SHARES
      RANGE OF           SHARES        WEIGHTED-AVERAGE      WEIGHTED-AVERAGE   OUTSTANDING   WEIGHTED-AVERAGE
      EXERCISE         OUTSTANDING   REMAINING CONTRACTUAL       EXERCISE           AT            EXERCISE
       PRICES          AT 10/31/00           LIFE                 PRICE          10/31/00          PRICE
--------------------   -----------   ---------------------   ----------------   -----------   ----------------
$13.35   --   $19.94       51,025             1.0                 $15.64           51,025          $15.64
$24.48   --   $28.34      140,765             3.4                 $27.43          140,765          $27.43
$34.31   --   $37.81    2,342,450             9.0                 $35.06           60,946          $35.69
$39.58   --   $41.02      135,457             6.6                 $40.90           68,767          $40.98
$43.26   --   $46.24      619,656             7.7                 $44.49          174,498          $45.00
--------------------   -----------   ---------------------   ----------------   -----------   ----------------
$13.35   --   $46.24    3,289,353             8.3                 $36.45          496,001          $35.29
====================   ===========   =====================   ================   ===========   ================

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  INCOME TAXES

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                   YEARS ENDED OCTOBER 31,
                                     ---------------------------------------------------
                                          2000               1999              1998
                                     ---------------    --------------    --------------
                                      AMOUNT      %     AMOUNT      %     AMOUNT      %
                                     --------    ---    -------    ---    -------    ---
                                                       (IN THOUSANDS)
Statutory tax expense............    $101,072    35     $64,831    35     $46,547    35
State income taxes, net of
  federal tax effect.............       1,300     1       2,031     1       1,381     1
Dividends received exclusion.....        (770)   (1)       (754)   (1)         --    --
Other permanent items............       5,245     2       2,427     2       5,034     4
Change in valuation allowance....          --    --          --    --      (7,010)   (5)
                                     --------    --     -------    --     -------    --
Income tax expense from
  continuing operations..........    $106,847    37     $68,535    37     $45,952    35
                                     ========    ==     =======    ==     =======    ==

     Income tax expense was as follows:

                                                          YEARS ENDED OCTOBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Current
  Federal..........................................    $ 82,238    $19,646    $ 2,308
  State............................................       1,510      3,125     (4,998)
  Foreign..........................................      11,840      6,261      8,906
Deferred
  Federal..........................................      10,769     38,923     37,237
  State............................................         490        580      2,499
                                                       --------    -------    -------
Income tax expense.................................    $106,847    $68,535    $45,952
                                                       ========    =======    =======

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of the net deferred tax assets stated on a gross basis at October 31 were as follows:

                                                                 2000        1999
                                                               --------    --------
                                                                  (IN THOUSANDS)
GROSS DEFERRED TAX ASSETS:
Loss and credit carry forwards.............................    $ 27,985    $ 42,599
Accrued liabilities and reserves...........................      95,018      30,791
Employee benefits..........................................      13,600      13,970
Postretirement health care benefits........................      25,508      26,454
Inventories................................................      45,120      46,805
Allowance for doubtful accounts............................      10,132      11,773
                                                               --------    --------
Total gross deferred tax assets............................     217,363     172,392
Valuation allowance........................................      (6,575)     (5,824)
                                                               --------    --------
Net deferred tax assets....................................    $210,788    $166,568
                                                               --------    --------
GROSS DEFERRED TAX LIABILITIES:
Property, equipment, prepublication costs and
  intangibles..............................................    $127,058    $131,511
Unrealized gain on investment..............................      31,415       7,065
Other, net.................................................       1,552       3,222
                                                               --------    --------
Total gross deferred tax liabilities.......................     160,025     141,798
                                                               --------    --------
Net deferred tax assets....................................    $ 50,763    $ 24,770
                                                               ========    ========

     The Company has recorded a valuation allowance for certain temporary differences for which it is likely, at this time, that the Company will not receive future tax benefit. During fiscal 1999, the Company reduced its valuation allowance attributable to acquired net operating losses and tax credit carry forwards. The change resulted in an increase in the deferred tax asset and a reduction of goodwill of approximately $54.6 million. Realization of the remaining deferred tax assets is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that the remaining deferred tax assets will be realized.

     At October 31, 2000, the Company had federal and foreign net operating loss carry forwards of approximately $72.4 million expiring at various dates through 2011. In addition, the Company had available $1.3 million of tax credit carry forwards, with no expiration date, which may be utilized to offset future regular tax liabilities.

11.  INVESTMENT AND OTHER INCOME

     Investment and other income consisted of the following:

                                                           YEARS ENDED OCTOBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
                                                                (IN THOUSANDS)
Interest income......................................    $ 3,612    $ 2,957    $4,880
Other income.........................................     23,174      9,834        --
                                                         -------    -------    ------
Total investment and other income....................    $26,786    $12,791    $4,880
                                                         =======    =======    ======

     Other income in 2000 includes a gain of $15.5 million from the sale of the Company's professional publishing unit and a gain of $ 7.6 million from the sale of securities. Other income in 1999 includes a gain of

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$6.4 million from the sale of the Conviser CPA Review Course and a gain of $3.0 million from the sale of securities.

12.  COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has long-term operating leases primarily for offices, distribution centers, other facilities and equipment. Leases are generally for periods of up to 30 years, with renewal options at fixed rentals. Rent expense under operating leases for the years ended October 31 was $83.2 million in 2000, $78.5 million in 1999 and $60.4 million in 1998.

     Assuming renewal options are not exercised, the future minimum rental payments are as follows: fiscal 2001 -- $63.8 million; fiscal 2002 -- $56.3 million; fiscal 2003 -- $45.7 million; fiscal 2004 -- $36.1 million; fiscal 2005 -- $30.4 million; all years thereafter -- $162.4 million.

  Litigation

     The Company is involved in various suits and claims in the ordinary course of business. Management does not believe that the disposition of such suits and claims will have a material adverse effect on its financial position or operations.

13.  PENSION PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS

     The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees. The Company also sponsors an unfunded supplemental executive retirement plan which provides certain employees additional pension benefits. Benefits under the plans are based on the employees' years of service and compensation over defined periods of employment. When funding is required, the Company's policy is to contribute amounts that are deductible for federal income tax purposes. Pension plan assets consist primarily of equity and fixed income securities.

     Retirees and active employees hired prior to March 1, 1989 are eligible for certain limited postretirement health care benefits if they have met certain service and minimum age requirements. The cost of these benefits is accrued during the years in which an employee provides services.

     Components of net pension expense were as follows:

                                                           YEARS ENDED OCTOBER 31
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Service cost.......................................    $ 12,531    $12,515    $ 8,053
Interest cost on projected benefit obligation......       9,593      7,589      5,930
Expected return on assets..........................     (11,456)    (9,745)    (8,171)
Net amortization and deferral......................      (1,381)      (540)      (584)
                                                       --------    -------    -------
Net pension expense................................    $  9,287    $ 9,819    $ 5,228
                                                       ========    =======    =======

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The periodic postretirement health care benefit cost was as follows:

                                                           YEARS ENDED OCTOBER 31
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Service cost........................................    $   244    $   425    $   405
Interest cost on accumulated benefit obligation.....      2,293      2,293      2,199
Net amortization and deferral.......................     (2,636)    (1,399)    (1,694)
                                                        -------    -------    -------
Net periodic cost (benefit).........................    $  ( 99)   $ 1,319    $   910
                                                        =======    =======    =======

     The changes in the benefit obligations and the reconciliations of the funded status of the Company's plans to the consolidated balance sheets were as follows:

                                                      PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                    --------------------    ------------------------
                                                                 YEAR ENDED OCTOBER 31
                                                    ------------------------------------------------
                                                      2000        1999         2000          1999
                                                    --------    --------    ----------    ----------
                                                                     (IN THOUSANDS)
Change in benefit obligations:
  Benefit obligations at beginning of year......    $114,178    $ 93,562     $30,074       $33,490
  Service cost..................................      12,531      12,515         244           425
  Interest......................................       9,593       7,589       2,293         2,293
  Acquisitions..................................          --      12,719          --            --
  Benefits paid.................................      (5,142)     (3,775)     (2,459)       (2,593)
  Actuarial loss (gain).........................        (864)     (8,432)        824        (3,541)
                                                    --------    --------     -------       -------
  Benefit obligation at end of year.............    $130,296    $114,178     $30,976       $30,074
                                                    ========    ========     =======       =======

                                                        PENSION PLANS
                                                     --------------------
                                                       2000        1999
                                                     --------    --------
                                                        (IN THOUSANDS)
Change in plan assets:
  Fair value of plan assets at beginning of
     year........................................    $129,030    $111,264
  Actual return on assets........................      15,745      11,697
  Company contributions..........................         540          86
  Acquisitions...................................          --       9,758
  Benefits paid..................................      (5,142)     (3,775)
                                                     --------    --------
  Fair value of plan assets at end of year.......    $140,173    $129,030
                                                     ========    ========

                                                    PENSION PLANS         POSTRETIREMENT PLANS
                                                ----------------------    --------------------
                                                  2000         1999         2000        1999
                                                ---------    ---------    --------    --------
                                                                (IN THOUSANDS)
Funded status:
  Fair value of plan assets greater (less)
     than benefit obligation................    $   9,878    $  14,852    $(30,976)   $(30,074)
  Unrecognized net actuarial gain...........      (32,090)     (27,795)    (37,828)    (41,274)
  Unrecognized prior service cost...........          480          583        (136)       (150)
  Unrecognized net obligation at
     transition.............................           --         (627)         --          --
                                                ---------    ---------    --------    --------
  Liability recognized in the consolidated
     balance sheets.........................    $ (21,732)   $ (12,987)   $(68,940)   $(71,498)
                                                =========    =========    ========    ========

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                         PENSION BENEFITS
                                                       --------------------
                                                       2000    1999    1998
                                                       ----    ----    ----
Weighted average assumptions:
Discount rate......................................    7.75%   7.5%    7.0%
Expected long-term rate of return on plan assets...     9.0%   9.0%    9.0%
Rate of future compensation increases..............     6.0%   6.0%    6.0%

     The weighted average assumptions for postretirement health care benefits included a discount rate of 7.75 percent in 2000, 7.5 percent in 1999 and 7.0 percent in 1998.

     For measurement purposes, a 6.0 percent annual rate of increase in the per capita cost of covered care benefits was assumed for fiscal 2001, and a 5.0 percent annual rate was assumed for fiscal 2002 and beyond.

     If the health care trend rate were increased one percentage point, postretirement benefit costs for the year ended October 31, 2000 would have been $0.2 million higher, and the accumulated postretirement benefit obligation as of October 31, 2000 would have been $2.6 million higher. If the health care trend rate were decreased one percentage point, postretirement benefit costs for the year ended October 31, 2000 would have been $0.2 million lower, and the accumulated postretirement benefit obligation as of October 31, 2000 would have been $2.2 million lower.

     The Company has a qualified defined contribution 401(k) plan which covers substantially all employees. Employees make contributions to the plan, and the Company matches 100% of an employee's contribution for the first 2% of an employee's compensation and matches 25% of an employee's contribution for the next 4% of the employee's compensation. Company contributions for the years ended October 31, 2000, 1999 and 1998 were $6.9 million, $7.0 million, and $5.9 million, respectively. The Company's employee stock ownership plan is non-contributory.

14.  FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as reported and disclosed in the consolidated financial statements, and as discussed below.

  Debt

     The fair values of the Company's fixed-rate senior debt, subordinated notes and convertible subordinated debentures were $804.0 million and $927.7 million on October 31, 2000 and 1999, respectively, and were based upon quoted prices and comparable publicly-traded issues. The corresponding book values of the Company's fixed-rate senior debt, subordinated notes and convertible subordinated debentures were $841.3 million and $967.2 million on October 31, 2000 and 1999, respectively.

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  EARNINGS PER SHARE

     Pursuant to the provisions of SFAS 128, "Earnings per Share," the earnings from continuing operations and the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:

                                                                  YEARS ENDED OCTOBER 31
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)

Earnings from continuing operations.......................    $182,814    $120,348    $87,601
Less: dividends on Series A Cumulative Convertible
  Stock...................................................        (900)       (816)      (881)
Less: effect of equity swap agreement.....................      (1,594)         --         --
                                                              --------    --------    -------

Earnings from continuing operations for computation of
  basic EPS...............................................     180,320     119,532     86,720

Add: dividends on assumed conversion of Series A
  Cumulative Convertible Stock and other..................         900         816        881

Add: effect of equity swap agreement......................       1,594          --         --
                                                              --------    --------    -------

Earnings from continuing operations for computation of
  diluted EPS.............................................    $182,814    $120,348    $87,601
                                                              ========    ========    =======

Shares for computation of basic EPS from continuing
  operations..............................................      71,747      71,103     70,837

Add: assumed conversion of Series A Cumulative Convertible
  Stock...................................................       1,064         987      1,182

Add: effect of dilutive stock options and nonvested stock
  under common stock incentive plans......................         519          78        122

Less: effect of equity swap agreement.....................        (280)         --         --
                                                              --------    --------    -------

Shares for computation of diluted EPS from continuing
  operations..............................................      73,050      72,168     72,141
                                                              ========    ========    =======

     For the years ended October 31, 2000, 1999 and 1998, options to purchase 256,123, 831,329 and 262,800 shares of common stock, respectively, were not included in the computation of diluted EPS because the exercise price of those options was greater than the average market price of those shares.

16.  COMPARATIVE QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         2000
                                               ---------------------------------------------------------
                                               QUARTER 1   QUARTER 2   QUARTER 3   QUARTER 4   FULL YEAR
                                               ---------   ---------   ---------   ---------   ---------
                                                        (IN MILLIONS EXCEPT FOR PER SHARE DATA)

Revenues.....................................  $  402.9    $  410.3    $  871.2    $  723.8    $2,408.2
                                               ========    ========    ========    ========    ========

Gross profit.................................  $  248.0    $  253.9    $  621.0    $  507.4    $1,630.3
                                               ========    ========    ========    ========    ========

Earnings (loss) from continuing operations...  $  (33.4)   $  (40.2)   $  173.5    $   82.9    $  182.8

Loss from discontinued operations............        --          --          --      (103.0)     (103.0)
                                               --------    --------    --------    --------    --------

Net earnings (loss)..........................  $  (33.4)   $  (40.2)   $  173.5    $  (20.1)   $   79.8
                                               ========    ========    ========    ========    ========

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                         2000
                                               ---------------------------------------------------------
                                               QUARTER 1   QUARTER 2   QUARTER 3   QUARTER 4   FULL YEAR
                                               ---------   ---------   ---------   ---------   ---------
                                                        (IN MILLIONS EXCEPT FOR PER SHARE DATA)
Basic amounts per share:
  Continuing operations......................  $  (0.47)   $  (0.57)   $   2.37    $   1.13    $   2.51
  Discontinued operations....................        --          --          --       (1.42)      (1.43)
                                               --------    --------    --------    --------    --------
Basic net earnings...........................  $  (0.47)   $  (0.57)   $   2.37    $  (0.29)   $   1.08
                                               ========    ========    ========    ========    ========

Diluted amounts per share:
  Continuing operations......................  $  (0.47)   $  (0.57)   $   2.35    $   1.12    $   2.50
  Discontinued operations....................        --          --          --       (1.39)      (1.41)
                                               --------    --------    --------    --------    --------

Diluted net earnings.........................  $  (0.47)   $  (0.57)   $   2.35    $  (0.27)   $   1.09
                                               ========    ========    ========    ========    ========

Dividends per share:
  Common Stock...............................  $   0.21    $   0.21    $   0.21    $   0.21    $   0.84
                                               ========    ========    ========    ========    ========
  Class B Stock..............................  $  0.189    $  0.189    $  0.189    $  0.189    $  0.756
                                               ========    ========    ========    ========    ========
  Series A Stock.............................  $ 0.2826    $ 0.2826    $ 0.2826    $ 0.2826    $ 1.1304
                                               ========    ========    ========    ========    ========

Weighted average number of common and common
  equivalent shares outstanding:
  Basic......................................    71,186      71,501      72,653      72,708      71,747
                                               ========    ========    ========    ========    ========
  Diluted....................................    71,186      71,501      73,786      74,261      73,050
                                               ========    ========    ========    ========    ========

                                                                            1999
                                                  ---------------------------------------------------------
                                                  QUARTER 1   QUARTER 2   QUARTER 3   QUARTER 4   FULL YEAR
                                                  ---------   ---------   ---------   ---------   ---------
                                                           (IN MILLIONS EXCEPT FOR PER SHARE DATA)
Revenues........................................   $ 387.6     $ 378.4     $ 693.0     $ 683.6    $2,142.6
                                                   =======     =======     =======     =======    ========
Gross profit....................................   $ 244.0     $ 235.7     $ 505.4     $ 460.2    $1,445.3
                                                   =======     =======     =======     =======    ========
Earnings (loss) from continuing operations......   $ (32.3)    $ (39.4)    $ 122.2     $  69.8    $  120.3
Earnings from discontinued operations...........      12.8        15.8        18.3        16.6        63.5
                                                   -------     -------     -------     -------    --------
Net earnings (loss).............................   $ (19.5)    $ (23.6)    $ 140.5     $  86.4    $  183.8
                                                   =======     =======     =======     =======    ========
Basic amounts per share:
  Continuing operations.........................   $ (0.46)    $ (0.55)    $  1.71     $  0.98    $   1.68
  Discontinued operations.......................      0.18        0.22        0.26        0.23        0.89
                                                   -------     -------     -------     -------    --------
Basic net earnings..............................   $ (0.28)    $ (0.33)    $  1.97     $  1.21    $   2.57
                                                   =======     =======     =======     =======    ========
Diluted amounts per share:
  Continuing operations.........................   $ (0.46)    $ (0.55)    $  1.70     $  0.97    $   1.67
  Discontinued operations.......................      0.18        0.22        0.25        0.23        0.88
                                                   -------     -------     -------     -------    --------
Diluted net earnings............................   $ (0.28)    $ (0.33)    $  1.95     $  1.20    $   2.55
                                                   =======     =======     =======     =======    ========

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                            1999
                                                  ---------------------------------------------------------
                                                  QUARTER 1   QUARTER 2   QUARTER 3   QUARTER 4   FULL YEAR
                                                  ---------   ---------   ---------   ---------   ---------
                                                           (IN MILLIONS EXCEPT FOR PER SHARE DATA)
Dividends per share:
  Common Stock..................................   $   .20     $   .20     $   .20     $   .21    $    .81
                                                   =======     =======     =======     =======    ========
  Class B Stock.................................   $   .18     $   .18     $   .18     $  .189    $   .729
                                                   =======     =======     =======     =======    ========
  Series A Stock................................   $ .2275     $ .2275     $ .2275     $ .2385    $   .921
                                                   =======     =======     =======     =======    ========
Weighted average number of Common and common
  equivalent shares outstanding:
  Basic.........................................    71,060      71,115      71,133      71,159      71,103
                                                   =======     =======     =======     =======    ========
  Diluted.......................................    71,060      71,115      72,185      72,198      72,168
                                                   =======     =======     =======     =======    ========

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Harcourt General, Inc.
Chestnut Hill, Massachusetts

     We have audited the consolidated financial statements of Harcourt General, Inc. and its subsidiaries (the "Company") as of October 31, 2000 and 1999, and for each of the three years in the period ended October 31, 2000, and have issued our report thereon dated December 12, 2000. Such consolidated financial statements and report are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 14(a)(2). The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 12, 2000

                                                                     SCHEDULE II

                    HARCOURT GENERAL, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                       THREE YEARS ENDED OCTOBER 31, 2000
                                 (IN THOUSANDS)

  COLUMN A                                  COLUMN B             COLUMN C              COLUMN D       COLUMN E
                                                                ADDITIONS
                                                        --------------------------
                                                                        CHARGED
                                           BALANCE AT   CHARGED TO      TO OTHER
                                           BEGINNING    COSTS AND      ACCOUNTS-      DEDUCTIONS-    BALANCE AT
                DESCRIPTION                OF PERIOD     EXPENSES       DESCRIBE       DESCRIBE     END OF PERIOD
  ---------------------------------------------------------------------------------------------------------------
  YEAR ENDED OCTOBER 31, 2000
    Allowance for doubtful accounts
    (deducted from accounts
    receivable)..........................   $39,822        12,357           449          13,025(C)     $39,603
    Allowance from book returns(A)
    (deducted from accounts
    receivable)..........................   $94,120       155,335        14,398         169,216(D)     $94,637
  YEAR ENDED OCTOBER 31, 1999
    Allowance for doubtful accounts
    (deducted from accounts
    receivable)..........................   $40,253         8,564        (1,389)          7,606(C)     $39,822
    Allowance for book returns (A)
    (deducted from accounts
    receivable)..........................   $71,200       171,740        (4,821)        143,999(D)     $94,120
  YEAR ENDED OCTOBER 31, 1998
    Allowance for doubtful accounts
    (deducted from accounts
    receivable)..........................   $30,318         5,924        13,113(B)        9,102(C)     $40,253
    Allowance for book returns (A)
    (deducted from accounts
    receivable)..........................   $65,911        84,779        27,930(B)      107,420(D)     $71,200

---------------

(A) Reflects gross allowance netted against receivable. Reserves for returns to inventory and recovery of royalties payable are netted directly against those balances and are not material.

(B)   Reflects additions to the allowance from acquisitions during the year.

(C)   Write-off of uncollectible accounts net of recoveries.

(D)   Books actually returned during the year.

                                 EXHIBIT INDEX

   3.1 Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
   3.2 By-Laws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on From 10-K for the fiscal year ended October 31, 1999.
   4.1 Indenture, dated as of May 1, 1987, between the Company and Manufacturers Hanover Trust Company, as Trustee, and Terms
          Agreement, dated March 16, 1988, among the Company, The
          First Boston Corporation and Salomon Brothers Inc relating to the Company's 9 1/2% Subordinated Notes due 2000, incorporated herein by reference to Exhibit 1 to the Company's Report on Form 8-K, dated March 16, 1988.
   4.2 Indenture dated as of April 23, 1992 between the Company and Bankers Trust Company, as Trustee, relating to the Company's
          8 1/4% Senior Notes Due 2002 and the Company's 8 7/8% Senior
          Debentures Due 2022, incorporated herein by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form
          S-3, File No. 33-46148.
   4.3 First Supplemental Indenture dated as of August 5, 1997 between the Company and Bankers Trust Company, as Trustee, relating to the Company's 6.70% Senior Notes Due 2007, the
          Company's 7.20% Senior Debentures Due 2027, and the
          Company's 7.30% Senior Debentures Due 2097, incorporated herein by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-3, File No. 333-30621.
   4.4    Indenture dated as of May 15, 1986 between National
          Education Corporation and Continental Illinois National Bank and Trust Company of Chicago, as Trustee, incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to National Education Corporation's Registration Statement on
          Form S-3, File No. 33-5552.
   4.5    Tripartite Agreement dated as of June 1, 1990 among National
          Education Corporation, IBJ Schroder Bank & Trust Company and
          Continental Bank, National Association, as resigning
          Trustee, incorporated herein by reference to Exhibit 4 to National Education Corporation's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1990, File No. 1-6981.
   4.6    First Supplemental Indenture dated as of July 21, 1997 among
          National Education Corporation, Harcourt General, Inc., and
          IBJ Schroder Bank & Trust Company, incorporated herein by reference to Exhibit 4 the Company's Registration Statement on Form 8-A, dated July 22, 1997, File No. 1-4925.
   4.7    Smith-Lurie/Marks Stockholders' Agreement, dated December
          29, 1986, incorporated herein by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.
 *10.1 1988 Stock Incentive Plan as amended, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2000.
 *10.2 1997 Incentive Plan as amended, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2000.
 *10.3 1983 Key Executive Stock Purchase Loan Plan, as amended, incorporated herein by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1984.
 *10.4 Executive Medical Plan, as amended, incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.
 *10.5(a) Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1988.
 *10.5(b) Amendment to Supplemental Executive Retirement Plan, dated
          October 26, 1990, incorporated herein by reference to
          Exhibit 10.7(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

 *10.6 Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.
 *10.7(a) Amended and Restated Deferred Compensation Agreement, dated
          August 27, 1990, between the Company and Richard A. Smith, incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.
 *10.7(b) Deferred Compensation Agreement dated as of December 15,
          1994, between the Company and Richard A. Smith, incorporated herein by reference to Exhibit 10.9(b) of the Company's
          Annual Report on Form 10-K for the fiscal year ended October
          31, 1995.
 *10.8(a) Split Dollar Life Insurance Agreement, dated as of June 21,
          1990, by and between the Company and the Richard and Susan
          Smith 1990 Issue Trust, under a Declaration of Trust dated as of April 3, 1990, incorporated herein by reference to
          Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.
 *10.8(b) Amendment, dated as of December 15, 1998, to Split Dollar
          Life Insurance Agreement, dated as of June 21, 1990, by and between the Company and the Richard and Susan Smith 1990 issue Trust, under a Declaration of Trust dated as of April
          3, 1990, incorporated herein by reference to Exhibit 10.8(b) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.
 *10.9 Key Employee Deferred Compensation Plan, as amended, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.
  10.10 Amended and Restated Reimbursement and Security Agreement dated as of January 26, 1999 between the Company and GC
          Companies, Inc., incorporated herein by reference to Exhibit
          10.15 of the Company's Form 10-K/A filed on October 24,
          2000.
  10.11 Amended and Restated Intercompany Services Agreement, dated as of November 1, 1999, between the Company and The Neiman
          Marcus Group, Inc., incorporated herein by reference to
          Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
  10.12 Amended and Restated Intercompany Services Agreement dated as of November 1, 1995, between the Company and GC
          Companies, Inc., incorporated herein by reference to Exhibit
          10.11(b) of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.
 *10.13   Termination Protection Agreements between the Company and
          Richard A. Smith, Brian J. Knez, Robert A. Smith, John R.
          Cook, Eric P. Geller, Kathleen A. Bursley, Peter Farwell,
          Paul F. Gibbons, Gerald T. Hughes, Catherine N. Janowski,
          James P. Levy, Gail S. Mann, Michael F. Panutich and Paul J.
          Robershotte, incorporated herein by reference to Exhibit
          10.3(a-n) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2000.
  10.14   Credit Agreement dated as of July 18, 1997 among the
          Company, the banks listed therein, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New
          York, as documentation agent, and BankBoston, N.A., as administrative agent, incorporated herein by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.
  10.15 Amendment dated January 30, 1998 to Credit Agreement dated as of July 18, 1997 among the Company, the banks listed therein, The Chase Manhattan Bank, as syndication agent, Morgan Guaranty Trust Company of New York, as documentation agent, and BankBoston, N.A., as administrative agent, incorporated herein by reference to Exhibit 10.12(b) to the Company's Annual Report on Form 10-K for fiscal year ended
          October 31, 1998.
  10.16 Amended and Restated Agreement and Plan of Merger, dated as of July 1, 1999, among the Company, The Neiman Marcus Group,
          Inc., and Spring Merger Corporation, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.

  10.17   Amended and Restated Distribution Agreement dated as of July
          1, 1999, between the Company and The Neiman Marcus Group,
          Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999.
  10.18   Purchase Agreement between the Company and Salomon Smith
          Barney Inc., acting as agent for Citibank, N.A., dated April
          20, 2000, incorporated herein by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-3, file No.
          333-36438.
  10.19   Equity Swap Agreement between the Company and Citibank,
          N.A., dated April 20, 2000, incorporated herein by reference to Exhibit 1.2 to the Company's Registration Statement on
          Form S-3, file No. 333-36438.
  10.20 Amendment to the Confirmation for Equity Swap Transaction and Purchase Agreement dated October 18, 2000, incorporated herein by reference to the Company's Current Report on Form
          8-K filed on October 25, 2000.
  10.21 Agreement and Plan of Merger dated as of October 27, 2000 among Reed Elsevier Inc., REH Mergersub Inc. and the
          Company, incorporated herein by reference to Exhibit(d)(1) to the Schedule TO of REH Mergersub Inc. filed on November
          8, 2000.
  10.22   Confidentiality Agreement, dated June 28, 2000, between Reed
          Elsevier plc and the Company, incorporated herein by reference to Exhibit(d)(3) to the Schedule TO of REH
          Megersub Inc. filed on November 8, 2000.
  21.1    Subsidiaries of the Company.
  23.1    Consent of Deloitte & Touche LLP.