Form 10-K405/A
period 2000-10-31
HARCOURT GENERAL INC
filed 2001-02-27
CIK 40493

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 11.  Executive Compensation

     On October 27, 2000, the Company announced that it had entered into an agreement and plan of merger (the "Merger Agreement") with U.S. affiliates of Reed Elsevier plc, a London-based worldwide publisher ("Reed"), to sell the Company for $59.00 per common share and $77.29 per share of Series A cumulative convertible stock. The agreement provides for a cash tender offer (the "Offer") on the condition that the number of shares tendered represent at least a majority in voting power (on a fully diluted basis) of the outstanding common stock, and following completion of the Offer, a second-step merger in which the remaining shares of the Company will be exchanged for the same cash consideration. Reed has entered into an agreement with The Thomson Corporation ("Thomson") pursuant to which it has agreed to sell portions of the Company's business to Thomson immediately after consummation of the merger. Completion of the transaction is subject to clearance of the Offer and the Thomson transaction under applicable antitrust laws, as well as other customary closing conditions.

                           SUMMARY COMPENSATION TABLE

     The following table provides information on the compensation provided by the Company during fiscal 2000, 1999 and 1998 to the Company's Co-Chief Executive Officers and the three other most highly paid executive officers of the Company during fiscal 2000.

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                                             ----------------------------------
                                              ANNUAL COMPENSATION                    AWARDS            PAYOUTS
                                      ------------------------------------   -----------------------   --------
                                                                                          SECURITIES
                                                              OTHER ANNUAL   RESTRICTED   UNDERLYING               ALL OTHER
                             FISCAL    SALARY      BONUS      COMPENSATION     STOCK       OPTIONS       LTIP     COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR      ($)        ($)(1)        ($)(2)      AWARDS(3)      (#)(4)     PAYOUTS       ($)(5)
---------------------------  ------   --------   ----------   ------------   ----------   ----------   --------   ------------
Richard A. Smith..........    2000    $700,000   $  700,000       --                 --         --           --     $229,181
  Chairman(6)                 1999    $800,000   $  684,000       --                 --         --           --     $262,007
                              1998    $800,000   $  828,000       --                 --         --           --     $363,373
Brian J. Knez.............    2000    $750,000   $1,050,000       --         $1,304,531    235,000           --     $ 56,660
  President and Co-Chief      1999    $750,000   $  555,750       --         $  406,000     26,984           --     $ 41,833
  Executive Officer(6)        1998    $600,000   $  538,200       --         $  358,050     22,291           --     $ 36,374
Robert A. Smith...........    2000    $750,000   $1,050,000       --         $1,304,531    235,000           --     $ 56,660
  President and Co-Chief      1999    $750,000   $  555,750       --         $  406,000     26,984           --     $ 41,833
  Executive Officer(6)        1998    $600,000   $  538,200       --         $  358,050     22,291           --     $ 36,374
James P. Levy.............    2000    $675,000   $  631,147       --         $  446,063    127,000     $305,882     $ 39,195
  Vice President of the       1999    $662,019   $  550,000       --                 --     23,464           --     $ 39,742
  Company and President and   1998          --           --       --                 --         --           --           --
  Chief Operating Officer
  of Harcourt, Inc.(7)
John R. Cook..............    2000    $450,000   $  450,000       --         $  360,281     50,500           --     $ 28,795
  Senior Vice President and   1999    $425,000   $  259,813       --         $  213,150     14,078           --     $ 22,269
  Chief Financial Officer     1998    $400,000   $  282,000       --         $  168,175     10,676           --     $ 22,114

---------------
(1) Bonus payments are reported with respect to the year in which the related services were performed.

(2) No disclosure regarding items included in this column is required unless the amount in any year exceeds the lesser of $50,000 or 10% of the total annual salary and bonus for any named officer.

(3) Calculated by multiplying the closing price of the Company's Common Stock on the New York Stock Exchange on the date of grant by the number of shares awarded. For all shares of restricted Common Stock granted in fiscal 1998 and 1999 and certain shares of restricted Common Stock granted in fiscal 2000, the restrictions lapse upon the achievement of specified performance targets or, if the specified targets are not reached within five years of the date of grant, then on the eighth anniversary of the date of grant. The specified performance targets have not yet been attained. All other shares of restricted Common Stock granted in fiscal 2000 vest 20% per year on each of the first five anniversaries of the grant. Holders of restricted stock are entitled to vote their restricted shares and receive all dividends which may be paid with respect to such shares. In general, in the event of termination of employment for any reason, restricted shares are forfeited by the holders and revert to the Company. Pursuant to the terms of the Company's 1997 Incentive Plan, as amended ("1997 Plan"), except as otherwise provided in the award instrument, the restrictions on all outstanding shares of restricted stock will lapse or be waived upon consummation of the Offer. At the end of fiscal 2000, the named executive officers' restricted stock holdings and market values (based on the New York Stock Exchange closing price of $56.05 for the Company's Common Stock at fiscal year end) were as follows: Mr. Knez -- 49,100 shares ($2,752,055); Mr. Robert Smith -- 49,100 shares ($2,752,055); Mr. Levy -- 13,660 shares ($765,643); and Mr.
    Cook -- 17,800 shares ($997,690).

(4) Pursuant to the terms of the 1997 Plan, except as otherwise provided in the award instrument, all outstanding options will become immediately exercisable upon consummation of the Offer.

(5) The items accounted for in this column include the value of allocated ESOP shares and the cost to the Company of matching contributions under the Key Employee Deferred Compensation Plan and of group life insurance premiums. For fiscal 2000, such amounts for each of the named executive officers were, respectively, as follow: Richard A. Smith -- $500, $0 and $2,016; Brian J. Knez -- $500, $54,000 and $2,160; Robert A. Smith -- $500, $54,000 and
    $2,160; James P. Levy -- $500, $36,750 and $1,945 and John R. Cook -- $500,
    $27,000 and $1,296. Also included in this column for Richard A. Smith is $226,665, $259,203 and $360,569 for fiscal 2000, 1999 and 1998, respectively, which represents a calculation of the benefit to Mr. Smith of the premium advanced by the Company in such fiscal year for the life insurance policy referred to below under "Transactions Involving
    Management -- Split Dollar Life Insurance." The benefit is determined for the period, projected on an actuarial basis, between the date the premium is paid by the Company and the date the Company will be entitled to reimbursement of the premium.

(6) Richard A. Smith served as Chief Executive Officer of the Company from 1997 until October 31, 1999. Brian J. Knez and Robert A. Smith each became President and Co-Chief Executive Officer of the Company on November 1, 1999.

(7) James P. Levy became an executive officer of the Company on December 15, 1998. Mr. Levy participates in the Harcourt, Inc. Long-Term Cash Incentive Plan and received a payment under that plan for fiscal year 2000 in the amount set forth under the column captioned LTIP Payouts.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information regarding options to purchase Common Stock granted under the Company's 1997 Incentive Plan during the fiscal year ended October 31, 2000 to the executive officers named in the Summary Compensation Table.

                                         INDIVIDUAL GRANTS(1)                     POTENTIAL REALIZABLE
                         ----------------------------------------------------   VALUE AT ASSUMED ANNUAL
                         NUMBER OF     % OF TOTAL                                 RATES OF STOCK PRICE
                         SECURITIES     OPTIONS                                     APPRECIATION FOR
                         UNDERLYING    GRANTED TO    EXERCISE OR                     OPTION TERM(2)
                          OPTIONS     EMPLOYEES IN   BASE PRICE    EXPIRATION   ------------------------
NAME                     GRANTED(#)   FISCAL YEAR     ($/SHARE)       DATE        5% ($)       10% ($)
----                     ----------   ------------   -----------   ----------   ----------   -----------
Richard A. Smith(3)....        --           --             --             --            --            --
Brian J. Knez..........   235,000        10.21%        $37.81       12/15/09    $5,588,318   $14,161,896
Robert A. Smith........   235,000        10.21%        $37.81       12/15/09    $5,588,318   $14,161,896
James P. Levy..........   127,000         5.52%        $34.31       12/09/09    $2,740,526   $ 6,945,032
John R. Cook...........    50,500         2.19%        $34.31       12/09/09    $1,089,737   $ 2,761,607

---------------
(1) No stock appreciation rights were granted to any named executive officer during fiscal 2000. All option grants are non-qualified stock options having a term of 10 years and one day. They become exercisable at the rate of 20% on each of the first five anniversary dates of the grant. All options were granted at fair market value measured by the closing price of the Common Stock on the New York Stock Exchange on the date of grant. Except as otherwise provided in the award instrument, all outstanding options will become immediately exercisable upon consummation of the Offer.

(2) These potential realizable values are based on assumed rates of appreciation required by applicable regulations of the Securities and Exchange Commission.

(3) Richard A. Smith does not participate in the Company's stock incentive plans.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

     The following table provides information regarding stock options exercised during fiscal 2000 and the number and value of stock options held at October 31, 2000 by the executive officers named in the Summary Compensation Table.

                                                                                        VALUE OF
                                                               NUMBER OF               UNEXERCISED
                                                         SECURITIES UNDERLYING        IN-THE-MONEY
                                                         UNEXERCISED OPTIONS AT        OPTIONS AT
                                SHARES        VALUE         0CT. 31, 2000(#)        OCT. 31, 2000($)
                              ACQUIRED ON    REALIZED         EXERCISABLE/            EXERCISABLE/
NAME                          EXERCISE(#)     ($)(1)         UNEXERCISABLE          UNEXERCISABLE(2)
----                          -----------    --------    ----------------------    -------------------
Richard A. Smith(3).........        --             --                    --                         --
Brian J. Knez...............    16,788       $287,137        34,528/279,347        $506,265/$4,846,703
Robert A. Smith.............    25,722       $460,426        27,922/277,764        $377,283/$4,814,478
James P. Levy...............        --             --        13,610/152,810        $200,830/$3,084,606
John R. Cook................     7,643       $ 88,738        35,595/ 70,749        $816,515/$1,348,439

---------------
(1) Represents the difference between the closing price of the Company's Common Stock on the New York Stock Exchange on the date of exercise and the option exercise price.

(2) The value of unexercised in-the-money options is calculated by multiplying the number of underlying shares by the difference between the closing price of the Company's Common Stock on the New York Stock Exchange at fiscal year-end ($56.05) and the option exercise price for those shares. These values have not been realized.

(3) Richard A. Smith does not participate in the Company's stock incentive plans.

                                 PENSION PLANS

     The Company maintains a funded, qualified pension plan known as the Harcourt General Retirement Plan (the "Retirement Plan"). Non-union employees of the Company who have reached the age of 21 and completed one year of service with 1,000 or more hours participate in the Retirement Plan, which pays benefits upon retirement or termination of employment by reason of disability. Benefits under the Retirement Plan become fully vested after five years of service with the Company.

     The Company also maintains a Supplemental Executive Retirement Plan (the "SERP"). The SERP is an unfunded, non-qualified plan under which benefits are paid from the Company's general assets to supplement Retirement Plan and Social Security benefits. Executive, administrative and professional employees with an annual base salary at least equal to $160,000 as of November 1, 1999 are eligible to participate in the SERP. At normal retirement age (generally age
65), a participant with 25 or more years of service is entitled to payments under the SERP sufficient to bring his or her combined annual benefit from the Retirement Plan and the SERP, computed as a straight life annuity, up to 50% of the participant's highest consecutive 60 month average of annual pensionable earnings, less 60% of his or her estimated annual primary Social Security benefit. If the participant has fewer than 25 years of service or retires before age 65, the combined benefit is reduced. In computing the combined benefit, "pensionable earnings" means base salary, including any salary which may have been deferred. Benefits under the SERP become fully vested after five years of service with the Company.

     Pursuant to termination protection agreements entered into between the Company and its officers, such officers will be entitled, under certain circumstances, to enhanced benefits under the SERP. See "Termination Protection Agreements" below.

     The following table, which includes benefits under the Retirement Plan and the SERP, shows the estimated annual pension benefits payable to employees in various compensation and years of service categories. The estimated benefits apply to an employee retiring at age 65 in 2001 who elects to receive his or her benefit in the form of a straight life annuity. The amounts actually payable will be lower than the amounts shown since the amounts will be reduced by 60% of the participant's estimated primary Social Security benefit.

                      ESTIMATED ANNUAL RETIREMENT BENEFITS
                       UNDER RETIREMENT PLAN AND SERP(1)

                                                   TOTAL CREDITED YEARS OF SERVICE
                                        ------------------------------------------------------
                                                                                         25
AVERAGE PENSIONABLE EARNINGS               5         10          15          20       OR MORE
----------------------------            -------    -------    --------    --------    --------
$400,000..............................  $40,000    $80,000    $120,000    $160,000    $200,000
500,000...............................   50,000    100,000     150,000     200,000     250,000
600,000...............................   60,000    120,000     180,000     240,000     300,000
700,000...............................   70,000    140,000     210,000     280,000     350,000
800,000...............................   80,000    160,000     240,000     320,000     400,000
900,000...............................   90,000    180,000     270,000     360,000     450,000

---------------
(1) In 1990, Mr. Smith received a distribution of the present value of excess retirement benefits then accrued under an agreement between Mr. Smith and the Company; his future retirement benefits will thus be reduced accordingly.

     The following table shows the pensionable earnings and credited years of service for the executive officers named in the Summary Compensation Table as of October 31, 2000 and years of service creditable at age 65. Credited service may not exceed 25 years for the purpose of calculating retirement benefits under any of the Company's retirement plans.

                                                                                  YEARS OF SERVICE
                                                      PENSIONABLE EARNINGS    ------------------------
                                                         FOR YEAR ENDED       AT OCTOBER 31,      AT
NAME                                                    OCTOBER 31, 2000           2000         AGE 65
----                                                  --------------------    --------------    ------
Richard A. Smith....................................        $700,000                25            25
Brian J. Knez.......................................        $750,000                13            25
Robert A. Smith.....................................        $750,000                15            25
James P. Levy.......................................        $675,000                 8            13
John R. Cook........................................        $450,000                 8            14

                       TERMINATION PROTECTION AGREEMENTS

     Richard A. Smith, Chairman of the Company, Brian J. Knez, President and Co-Chief Executive Officer of the Company, Robert A. Smith, President and Co-Chief Executive Officer of the Company, John R. Cook, Senior Vice President and Chief Financial Officer of the Company, James P. Levy, Vice President of the Company and President and Chief Operating Officer of Harcourt, Inc., and all other officers of the Company have entered into termination protection agreements with the Company (collectively, the "TPAs").

     The TPAs provide for various payments to be made as a result of a change of control (which, as defined in the TPAs, will occur upon consummation of the Offer) or as a result of termination of employment following a change of control. Each executive with a TPA other than Richard A. Smith is entitled to a percentage of an Equity Pool (as defined in the TPAs), payable at the earlier of termination of employment (in accordance with the terms of the TPAs) following a change of control, or six months after the change of control. Based on the price of $59 per share of Common Stock in the Offer, the Equity Pool will equal $38,219,610. In addition, Mr. Levy would be entitled to a pro rata portion of his equity share under the Harcourt, Inc. Long Term Cash Incentive Plan, assuming achievement of performance targets under such plan through the date of the change of control.

     The TPAs also provide that if the executive's employment is terminated by the Company without cause or the executive resigns for good reason (as provided in the TPAs) within two years of the change of control, the executive will be entitled to: (i) a lump sum payment equal to the Severance Multiple (as defined below) times the sum of the executive's annual base salary and target bonus;
(ii) a pro rata portion of the executive's target bonus for the fiscal year during which employment terminates; (iii) continued participation in the Company's employee benefit plans and programs at the same benefit level and cost for a period equal to the Severance Multiple times 12 months; (iv) unless otherwise provided, payment of all deferred compensation; (v) except for Richard
A. Smith, enhanced benefits under the Company's nonqualified defined benefit pension plan, based upon (A) the addition of that number of years of service and age equal to the Severance Multiple and (B) inclusion of the executive's bonus in the calculation of benefits and an assumption of annual base salary increases of 5%; (vi) the crediting of additional years of service equal to the Severance Multiple under the Company's retiree medical program if the executive was otherwise eligible for such benefits and (vii) reimbursement of reasonable expenses incurred for outplacement services and certain other services. The Severance Multiple ranges from two to three depending on the executive's position and years of service.

                            DIRECTORS' COMPENSATION

     Those directors who are not employees of the Company receive an annual cash retainer of $22,500 each and a fee of $1,750 per meeting attended, plus travel and incidental expenses incurred in attending meetings and carrying out their duties as directors. They also receive a fee of $750 (the Chairmen receive $1,250, with the exception of the Chairmen of the Audit, Compensation and Special Review Committees, who receive $1,750) for each committee meeting attended. If a director is unable to attend a meeting in person but participates by telephone, he or she receives one-half of the fee that would otherwise be payable. Since June 2000 Mr. Uyterhoeven has been paid $10,000 per month, in addition to his regular fees, for his services as Chairman of the Special Review Committee.

     Each non-employee director is also entitled to receive Common Stock based units in an aggregate amount equal to the value of the annual cash retainer. Grants are made quarterly, with the number of Common Stock based units in each grant calculated by dividing $5,625 (the amount of the quarterly cash retainer) by the trailing five day average of the price of the Company's Common Stock at the end of each fiscal quarter. These Common Stock based units do not carry voting or dispositive rights. Dividend equivalents are paid on the Common Stock based units in the form of additional units calculated by dividing the declared dividend amount by the price of the Company's Common Stock on the dividend payment date. The value of each non-employee director's Common Stock based units will be payable only in cash when the non-employee director ceases to serve as a member of the Board of Directors of the Company.

     The Company offers non-employee directors the right to elect to receive all or part of the cash portion of their directors' fees on a deferred basis (i) in the form of cash with interest at a rate equal to the average of the top rates paid by major New York banks on three month negotiable certificates of deposit as quoted on the last business day of the fiscal quarter, or (ii) in the form of Common Stock based units, calculated on the basis of the trailing five day average of the price of the Company's Common Stock at the end of each fiscal quarter. Messrs. Countryman and Greenberg and Dr. Stern are currently electing to receive all of their fees on a deferred basis using the stock based method.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of February 15, 2001 (except as indicated in Note 5 below) with respect to the beneficial ownership of the Company's equity securities by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock or Class B Stock, (ii) each executive officer named in the Summary Compensation Table in Item 11, (iii) each director of the Company, and (iv) all current executive officers and directors as a group.

                                                              SHARES AND PERCENT OF CLASS
                                                            OF STOCK OWNED BENEFICIALLY(1)
                                                        ---------------------------------------
NAME                                                     COMMON       %       CLASS B       %
----                                                    ---------    ----    ----------    ----
Smith Family Group(2)(3)..............................  2,245,671     4.1    18,097,180    99.9
  c/o Richard A. Smith
  Harcourt General, Inc.
  27 Boylston Street
  Chestnut Hill, MA 02467
Richard A. Smith(2)(3)................................  1,450,138     2.6    12,042,151    66.5
  c/o Harcourt General, Inc.
  27 Boylston Street
  Chestnut Hill, MA 02467
Nancy L. Marks(2)(3)..................................    443,818       *     9,326,002    51.5
  c/o Harcourt General, Inc.
  27 Boylston Street
  Chestnut Hill, MA 02467
Mark D. Balk, Esq.(2)(4)..............................    443,818       *     3,687,246    20.4
  Goulston & Storrs, P.C.
  400 Atlantic Avenue
  Boston, MA 02110
PRIMECAP Management Company(5)........................  5,970,800    10.8            --      --
  225 South Lake Avenue
  Pasadena, CA 91101
Brian J. Knez(3)(6)...................................  1,594,057     2.9       815,373     4.5
Robert A. Smith(3)(7).................................  1,599,545     2.9     1,101,440     6.1
James P. Levy(8)......................................     71,716       *            --      --
John R. Cook(9).......................................     92,943       *            --      --
William F. Connell(10)(11)............................      6,082       *            --      --
Gary L. Countryman(11)................................      5,890       *            --      --
Jack M. Greenberg(11).................................      9,786       *            --      --
Jeffrey R. Lurie(3)(11)(12)...........................    456,565       *        66,570       *
Lynn Morley Martin(11)................................      3,335       *            --      --
Maurice Segall(11)....................................      6,564       *            --      --
Paula Stern(11).......................................     10,463       *            --      --
Hugo Uyterhoeven(1)(11)...............................     21,426       *            --      --
Clifton R. Wharton, Jr.(11)...........................      4,027       *            --      --
All current executive officers and directors as a
  group (23 persons)(1)(13)...........................  2,362,096     4.2    13,956,093    77.0

---------------
  *  Less than 1%.

 (1) Each share of Class B Stock is convertible at any time into one share of Common Stock. Immediately upon conversion by the Smith Family Group of its shares of Class B Stock into Common Stock pursuant to the Stockholder Agreement described below in Note 3, all other outstanding shares of Class B Stock will become automatically converted into Common Stock. Each share of the Company's

     Series A Cumulative Convertible Stock ("Preferred Stock"), which is not a voting security of the Company, is convertible at any time into 1.31 shares of Common Stock. The only person named in the table who owns Preferred Stock is Hugo Uyterhoeven (1,200 shares). All current executive officers and directors as a group own 9,216 shares of Preferred Stock as of February 15, 2001, which represents less than 1% of the total shares of Preferred Stock outstanding. The Company knows of no person owning Preferred Stock who, after conversion of such stock, would own more than 5% of the Company's outstanding Common Stock. The number of shares of Common Stock reported in the table for each individual and for all current executive officers and directors as a group includes shares allocated to each individual's account under the Company's Employee Stock Ownership Plan ("ESOP"), as to which each individual shares voting power with the trustee of the ESOP. The number of such shares is as follows: Richard A.
     Smith -- 738; Brian J. Knez -- 248; Robert A. Smith -- 317; John R.
     Cook -- 94; James P. Levy -- 94; and all current executive officers as a group -- 4,985. Except as set forth in the preceding sentence or in the following footnotes, each stockholder listed in the table has sole voting and investment power with respect to the shares listed.

 (2) Certain of the shares included in the table have been counted more than once because of certain rules and regulations of the Securities and Exchange Commission (the "Commission"). The total number of shares owned by, or for the benefit of, Richard A. Smith, Nancy L. Marks and members of their families is as shown for the "Smith Family Group." See Note 3. Mr. Smith and Mrs. Marks are "control" persons of the Company within the meaning of the rules and regulations of the Commission. Mr. Smith disclaims beneficial ownership of 1,449,400 shares of Common Stock held by a charitable trust and charitable foundation and 7,689,527 shares of Class B Stock held by his spouse and by various family trusts, foundations and companies. Mrs. Marks disclaims beneficial ownership of 443,818 shares of Common Stock held by a charitable foundation and 4,408,714 shares of Class B Stock held by various family trusts, foundations and companies.

 (3) The Smith Family Group includes Richard A. Smith, Chairman of the Company; Nancy L. Marks, Mr. Smith's sister; Robert A. Smith and Brian J. Knez, Presidents and Co-Chief Executive Officers and directors of the Company, who are, respectively, the son and son-in-law of Richard A. Smith; Jeffrey
     R. Lurie, a director of the Company and the son of Nancy L. Marks; other members of their families and various family corporations, trusts and charitable foundations. In connection with the execution of the Merger Agreement, Reed entered into a Stockholder Agreement with the Smith Family Group pursuant to which the Smith Family Group has agreed to convert all of its shares of Class B Stock into shares of Common Stock and to tender such shares, along with all other shares of Common Stock owned by the Smith Family Group, in the Offer. In addition, pursuant to the Stockholder Agreement, the members of the Smith Family Group have agreed, among other things, to vote their shares of the Company's Class B and Common Stock in favor of the approval and adoption of the merger and the Merger Agreement and to not sell, pledge or otherwise dispose of such shares during the term of the Stockholder Agreement, subject to certain limited exceptions. In addition to the Stockholder Agreement described above, the members of the Smith Family Group have executed the Smith-Lurie/Marks Stockholders' Agreement dated December 29, 1986, as supplemented (the "Smith-Lurie/Marks Agreement"). The Smith-Lurie/Marks Agreement imposes certain restrictions on the ability of the parties thereto to convert their Class B Stock into Common Stock without permitting the other parties to acquire the shares proposed to be so converted.

     Not all shares of Class B Stock and none of the shares of Common Stock owned beneficially by the members of the Smith Family Group are subject to the Smith-Lurie/Marks Agreement. Thus, while 17,118,628 shares of Class B Stock are subject to the terms of the Smith-Lurie/Marks Agreement, the total number of shares held by the Smith Family Group and as to which the Smith Family Group is deemed to be the beneficial owner is 18,097,180 shares of Class B Stock and 2,245,671 shares of Common Stock, which includes 1,428,000 shares of Common Stock held by a charitable foundation, 186,039 shares of Common Stock subject to outstanding options exercisable within 60 days of February 15, 2001, and an aggregate of 89,600 shares of restricted Common Stock over which two members of the Smith Family Group (Robert A. Smith and Brian J. Knez) have voting but not dispositive power. The 18,097,180 shares of Class B Stock constitute 99.9% of the outstanding Class B

     Stock and, together with 2,057,538 shares of Common Stock owned by the Smith Family Group, constitute 27.2% of the aggregate of the shares of the Class B Stock, Common Stock and Preferred Stock outstanding as of February 15, 2001, assuming conversion of all Preferred Stock into Common Stock. Members of the Smith Family Group possess sole or shared voting power over all of the shares shown in the table.

     Each share of Common Stock entitles the holder thereof to one vote on all matters submitted to the stockholders, and each share of Class B Stock entitles the holder thereof to one vote on all such matters, except that each share of Class B Stock entitles the holder thereof to ten votes on the election of directors at any stockholders' meeting under certain circumstances. As to any elections in which the Class B Stock carries one vote per share, the Smith Family Group had, as of February 15, 2001, 27.5% of the combined voting power of the Common Stock and Class B Stock. As to any elections in which the Class B Stock would carry ten votes per share, the Smith Family Group had, as of February 15, 2001, 77.5% of the combined voting power of the Common Stock and Class B Stock. The effect of this significant voting power is to permit the Smith Family Group to exert decisive control over the results of elections for the Board of Directors in the event of a substantial accumulation of Common Stock by persons unrelated to the Smith Family Group.

     The holders of Common Stock and the holders of Class B Stock are each entitled to vote separately as a class on a number of significant matters. For example, the holders of Common Stock and Class B Stock would each vote separately as a class on any (i) merger or consolidation of the Company with or into any other corporation, any sale, lease, exchange or other disposition of all or substantially all of the Company's assets to or with any other person, or any dissolution of the Company, (ii) additional issuances of Class B Stock other than in connection with stock splits and stock dividends, and (iii) amendments to the Company's Restated Certificate of Incorporation.

 (4) Mr. Balk, who is an officer and director of the law firm of Goulston & Storrs, P.C., and is included in the Smith Family Group because he serves as a trustee of several Smith family trusts, shares voting and investment power with respect to all shares of Class B Stock shown next to his name with various members of the Smith Family Group. Mr. Balk disclaims beneficial ownership of such shares, all of which are included in the number of shares owned beneficially by or for the benefit of the Smith Family Group. See Note 3.

 (5) The information reported is based on a Schedule 13G dated December 31, 1999 filed with the Commission by PRIMECAP Management Company. PRIMECAP Management Company has sole voting power with respect to 1,078,600 shares and sole dispositive power with respect to all of the shares reported in the table.

 (6) Includes 96,979 shares of Common Stock which are subject to outstanding options exercisable within 60 days of February 15, 2001. Also includes 44,800 shares of restricted Common Stock over which Mr. Knez has voting but not dispositive power. Mr. Knez disclaims beneficial ownership of 1,428,000 shares of Common Stock held by a charitable foundation and all of the shares of Class B Stock reported in the table. All of the shares reported for Mr. Knez are included in the shares owned by the Smith Family Group. See Note 3.

 (7) Includes 89,060 shares of Common Stock which are subject to outstanding options exercisable within 60 days of February 15, 2001. Also includes 44,800 shares of restricted Common Stock over which Mr. Smith has voting but not dispositive power. Mr. Smith disclaims beneficial ownership of 1,428,000 shares of Common Stock held by a charitable foundation and 16,370 shares of Class B Stock held by a trust. All of the shares reported for Mr. Smith are included in the shares owned by the Smith Family Group. See Note 3.

 (8) Includes 46,753 shares of Common Stock which are subject to outstanding options exercisable within 60 days of February 15, 2001. Also includes 11,730 shares of restricted Common Stock over which Mr. Levy has voting but not dispositive power.

 (9) Includes 52,406 shares of Common Stock which are subject to outstanding options exercisable within 60 days of February 15, 2001. Also includes 16,500 shares of restricted Common Stock over which Mr. Cook has voting but not dispositive power.

(10) Includes 1,500 shares of Common Stock held by a family partnership in which Mr. Connell holds an interest.

(11) Ms. Martin, Dr. Stern and Messrs. Connell, Countryman, Greenberg, Lurie, Segall, Uyterhoeven and Wharton hold, respectively, as of February 15, 2001, 2,835, 9,963, 3,082, 5,890, 9,786, 2,094, 4,564, 20,226 and 2,527
     Common Stock based units which are included in the table. These individuals do not have voting or dispositive power with respect to these Common Stock based units. See "Directors' Compensation."

(12) Includes 10,640 shares of Common Stock held by the Philadelphia Eagles, Inc., of which Mr. Lurie is principal owner and Chief Executive Officer. Mr. Lurie disclaims beneficial ownership of 443,818 shares of Common Stock held by a charitable foundation and all of the shares of Class B Stock reported in the table. All of the shares reported for Mr. Lurie are included in the shares owned by the Smith Family Group. See Note 3.

(13) Includes (i) 480,851 shares of Common Stock which are subject to outstanding options exercisable within 60 days of February 15, 2001, (ii) 187,730 shares of restricted Common Stock over which the current executive officers have voting but not dispositive power, (iii) 4,985 shares of Common Stock allocated to the individuals in the group under the ESOP, as to which such individuals share voting power with the trustee of the ESOP, and (iv) the 60,967 Common Stock based units referred to in Note 11 above.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, that might incorporate future filings, including this Form 10-K/A, in whole or in part, the following Compensation Committee Report on Executive Compensation and Stock Performance Graph shall not be deemed to be incorporated by reference into any such filings, nor shall such sections of this information statement be deemed to be incorporated into any future filings made by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

DECEMBER 2000 COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee is composed of Maurice Segall (Chairman), William F. Connell, Jack M. Greenberg, Lynn Morley Martin and Hugo Uyterhoeven. The members of the Compensation Committee are all independent directors.

  Compensation Policies

     The principal objectives of the Company's executive compensation program are to (i) reward competitively its executive officers, (ii) attract and retain individuals important to the success of the Company, (iii) provide incentives that will motivate those executives, and (iv) reward the Company's executives for achieving the business and strategic objectives of the Company and its operating divisions over both the short and long terms.

     The Committee makes annual and long term incentives a significant component of the Company's executive officers' total compensation. The Committee also increases the variable risk and reward of such incentive compensation in proportion to an executive's level of responsibility in the Company.

     The principal components of the Company's compensation program are: (i) base salary, (ii) annual incentive bonus, and (iii) stock incentives.

     Early in each fiscal year, the Committee considers the recommendations of the Co-Chief Executive Officers, which are supported by data generated by the Company's Human Resources Department, for each component of compensation for the Company's executive officers. The Committee reviews those recommendations and then approves them or makes such modifications as it deems appropriate. For fiscal 2001, in light of the Offer and pending sale of the Company, the Committee decided that the fiscal 2000 base salaries and annual incentive bonus percentages for officers would remain unchanged and that no stock awards would be granted.

  Base Salary

     For fiscal 2000, base salary was determined with reference both to salary survey information from recognized compensation consulting firms and to each executive officer's level of responsibility, experience and performance. The salary survey data was used to establish benchmark amounts for both base salary and total cash compensation for each executive position. Comparisons were made to a broad range of companies, with the principal focus on companies with multiple core businesses, similar revenues and consumer orientation. Because the Company competes for executive talent with a broad range of companies, the Committee did not limit its comparison information for compensation purposes to the companies included in the peer group in the Stock Performance Graph. For fiscal 2000, the Committee generally set its salary and total cash compensation benchmarks (assuming that target bonuses would be achieved) for executive officers at the middle range for comparable positions in the comparison group of companies.

     The Committee reviewed the base salary levels for each of the named executive officers of the Company. While the Committee used the above described benchmarks as a reference point, the Committee also took into account a particular individual's salary history, experience, individual performance, guidelines established by the Chief Executive Officer with respect to salary increases for the entire Company and other similar criteria.

  Annual Incentive Bonus

     The annual incentive bonus program is intended to put substantial amounts of total cash compensation at risk with the intent of focusing the attention of the executives on achieving both the Company's performance goals and their individual goals, thereby contributing to profitability and building shareholder value.

     Shortly after the beginning of fiscal 2000, the Compensation Committee established the Company's performance goals for fiscal 2000 and determined the executive officers who should participate in the annual incentive plan and their respective bonus award opportunities.

     For fiscal 2000 the executive officers' cash bonus opportunity ranged from 35% to 70% of base salary for performance that met the earnings per share goal for fiscal 2000 and individual performance objectives. If the Company achieved earnings per share in excess of the fiscal 2000 goal, cash bonus opportunities increased to a range of 70% to 140% of base salary, while achievement of earnings per share below the fiscal 2000 goal reduced the bonus award opportunity to a range of 8.75% to 17.5% of base salary.

     If the Company fell sufficiently short of its performance target, bonuses likely would not have been paid absent special circumstances. Depending on the individual executive officer, factors such as the performance of a business unit or corporate department for which the executive officer is responsible and achievement of individual performance goals were considered in the decision to award a bonus. If corporate and/or division performance targets were met, but an individual fell short of his or her performance goals, the individual's bonus could have been reduced in the discretion of the Committee.

     In December 2000 the Compensation Committee established the Company's performance goals for fiscal 2001 and determined the executive officers who should participate in the annual incentive plan for that year and their respective bonuses. As in fiscal 2000, the cash bonus opportunities for fiscal 2000 have been determined by reference to the achievement of earnings per share goals established by the Committee. The bonus ranges for fiscal 2001 are the same ranges used in fiscal 2000 for meeting, exceeding or falling below fiscal 2001 earnings per share goals.

  Stock Incentives

     The Committee's purpose in awarding equity based incentives is to achieve as much as possible an identity of interest between the Company's executives and the long term interest of the stockholders. For fiscal 2000, the principal factors considered in determining which executives (including the named executive officers) were awarded equity based compensation, and in determining the types and amounts of such awards, included salary levels, equity awards granted to executives at competing comparison companies, and the performance, experience, and level of responsibility of each executive.

     The Company granted two kinds of equity based incentives in fiscal 2000:
(i) non-qualified stock options, and (ii) restricted stock. Non-qualified stock options vest over a five year period and terminate ten years from the date of grant. The restricted stock includes both time lapse restricted stock and performance accelerated restricted stock. The restrictions on time lapse restricted stock lapse pro rata over a five year period. The restrictions on performance accelerated restricted stock lapse upon the earlier of (i) the achievement of specified earnings per share goals within five years of the date of grant, or (ii) the eighth anniversary of the date of grant.

  Compensation of the Co-Chief Executive Officers

     In fiscal 2000, Robert A. Smith and Brian J. Knez, who each became President and Co-Chief Executive Officer at the commencement of fiscal 2000, received a base salary of $750,000 each. Because the Company's earnings per share from continuing operations exceeded the earnings per share goal for fiscal 2000 as established by the Committee in December 1999, and given the strong financial performance of the Company while the potential sale of the Company was being explored and negotiated, the Committee awarded each of Mr. Smith and Mr. Knez a bonus of $1,050,000, or 140% of fiscal 2000 base salary.

  Compliance with the Internal Revenue Code

     The Internal Revenue Code (the "Code") generally disallows a tax deduction to public companies for compensation in excess of $1 million per year which is not "performance based" paid to each of the executive officers named in the Summary Compensation Table. The Company's 1997 Incentive Plan allows the Committee to award stock incentives and cash bonuses based on objective criteria. It is expected that the stock incentives and cash bonuses awarded under the Plan will generally be eligible to be characterized as "performance based" compensation and therefore to be fully deductible by the Company.

                            STOCK PERFORMANCE GRAPH

     The following graph compares the total cumulative return over five years on the Company's Common Stock to the total cumulative return over the same period of the common stocks in (i) the Standard & Poor's 500 Stock Index and (ii) a peer group index consisting of Houghton Mifflin Company, John Wiley & Sons, Inc., The McGraw-Hill Companies and Wolters Kluwer NV. The return for the Company for fiscal 1999 has been adjusted to reflect the distribution by the Company to its stockholders of its controlling equity position in The Neiman Marcus Group, Inc. on October 22, 1999. The return for the Company after June 19, 2000 reflects its announcement on such date that it was exploring strategic alternatives and other developments relating to the Offer.

     The graph assumes that the value of an investment in the Company's Common Stock and each index was $100 at October 31, 1995 and that all dividends were reinvested. The common stocks of the companies in the peer index have been weighted annually at the beginning of each fiscal year to reflect relative stock market capitalization.

[STOCK PERFORMANCE GRAPH]

                                                    HARCOURT GENERAL,
                                                          INC.                    S&P 500 INDEX                PEER INDEX
                                                    -----------------             -------------                ----------
31-Oct-95                                               $100.00                      $100.00                     $100.00
31-Oct-96                                               $128.13                      $124.09                     $132.60
31-Oct-97                                               $130.29                      $163.94                     $152.90
31-Oct-98                                               $128.58                      $200.00                     $226.60
31-Oct-99                                               $122.82                      $248.41                     $243.50
31-Oct-00                                               $182.12                      $266.51                     $264.20

ITEM 13.  Certain Relationships and Related Transactions

     A. Split Dollar Life Insurance: In August 1990, a trust established by Mr. and Mrs. Richard A. Smith entered into an agreement (as amended in December
1998) with the Company whereby the Company, with the approval of the Compensation Committee of the Board of Directors, agreed to make advances of the portion of the premiums not related to term insurance payable on a split dollar life insurance policy purchased by the trust on the joint lives of Mr. and Mrs. Smith. The Company will make such advances for not more than thirteen years, after which time the premiums may be paid through policy loans. The Company is entitled to reimbursement of the amounts advanced, without interest, upon the first to occur of (a) the death of the survivor of Mr. and Mrs. Smith or (b) the surrender of the policy. These advances are secured by a collateral assignment of the policy to the Company. During fiscal 2000, 1999 and 1998, the Company advanced $392,789, $400,300 and $406,773, respectively, toward the payment of such premiums.

     B. Key Executive Stock Purchase Loan Plan: The principal purpose of the Company's 1983 Key Executive Stock Purchase Loan Plan (the "Loan Plan"), which provides loans to key employees to finance the purchase of shares of the Company's stock, is to encourage the acquisition and retention of Company stock by such employees so that the continuing proprietary interest of such employees in the Company may serve as an additional incentive to them.

     Each loan made to date under the Loan Plan is evidenced by a secured promissory note bearing interest at a rate determined by the Compensation Committee. The unpaid principal amount of any loan becomes due and payable seven months after the loan participant's employment with the Company or any of its subsidiaries has terminated. The Company expects all outstanding loans to be repaid by the participants shortly after consummation of the Offer. The Compensation Committee, in its discretion, may extend any loan which becomes due and payable by reason of such termination for an additional term not exceeding five months. The unpaid principal amount of a loan of a participant who ceases to be a Company employee by reason of retirement, disability, involuntary discharge or death, or who resigns more than four years after the date of the loan, shall be repayable at the option of the participant (or his legal representative, as the case may be) either in cash or in the number of Company shares obtained with the proceeds of the loan.

     The aggregate unpaid principal amount of all stock purchase loans outstanding under the Loan Plan may not exceed $10,000,000 at any time, subject, however, to the right of the Board of Directors upon the recommendation of the Compensation Committee to increase the aggregate outstanding loan limitation to not more than 3/4 of 1% of the Company's total assets as most recently made public by the Company at the time of such action. The aggregate amount of outstanding indebtedness to the Company on October 31, 2000 under the Loan Plan was $5,529,029.

     The following table describes (a) the largest amount of indebtedness outstanding under the Loan Plan during fiscal 2000, (b) the amount of indebtedness outstanding on October 31, 2000, and (c) the weighted average rate of interest on indebtedness outstanding on October 31, 2000 for the executive officers of the Company who had loans in excess of $60,000 during fiscal 2000 or subsequent thereto.

                                                         LARGEST         INDEBTEDNESS       WEIGHTED
                                                       INDEBTEDNESS     OUTSTANDING AT       AVERAGE
                                                      OUTSTANDING IN     OCTOBER 31,      INTEREST RATE
                                                       FISCAL 2000           2000           PER ANNUM
                                                      --------------    --------------    -------------
Brian J. Knez.......................................     $433,172          $433,172           3.68%
Robert A. Smith.....................................     $725,796          $725,796           3.69%
James P. Levy.......................................     $360,959          $360,959           2.33%
John R. Cook........................................     $788,250          $788,520           3.19%
Peter Farwell.......................................     $351,154          $351,154           3.07%
Eric P. Geller......................................     $566,283          $566,283           3.31%
Paul F. Gibbons.....................................     $212,686          $212,686           2.61%
Gerald T. Hughes....................................     $116,533          $116,533           5.00%
Paul J. Robershotte.................................     $208,558          $208,558           5.00%

     C. Lease Resolution Agreement and Agency Agreement: On October 11, 2000, GC Companies, Inc. ("GC"), of which Richard A. Smith is the Chairman (and the former Chief Executive Officer) and a principal stockholder, filed for protection under Chapter 11 of the Bankruptcy Code. In connection with the sale of the Company, Richard A. Smith, his sister, Nancy Lurie Marks (together, the "Principal Stockholders"), and the Company entered into a Lease Resolution Agreement, intended, in effect, to provide a source of funds to the Company in the event that the "Harcourt Net Loss" exceeds $100 million. The term "Harcourt Net Loss" means the Company's after-tax liability (assuming a combined federal and state income tax rate of 40%) for the lease obligations of GC for which the Company is secondarily liable, discounted at a 10% discount rate to October 1, 2000, and offset by savings and offsets realized through mitigation.

     Under the Lease Resolution Agreement, contingent promissory notes in the aggregate principal amount of $50 million, maturing in 10 years and bearing interest at the rate of 8% per annum (to be accrued but not paid until maturity), are to be issued to the Principal Stockholders by the Company in consideration for the redemption of 847,458 shares of Common Stock owned by them immediately prior to consummation of the Offer. If the Harcourt Net Loss should exceed $100 million, the amount of principal and accrued interest on the notes will be reduced by the amount of such excess. Any Harcourt Net Loss above the total amount of such amount of principal and accrued interest would be for the Company's account. Should, at any time commencing in October 2005, the principal and accrued interest on the notes be more than 110% of the Harcourt Net Loss attributable to the obligations remaining at that time, the notes will be prepaid to the 110% level. Upon maturity of the notes in October 2010, the Harcourt Net Loss attributable to any lease obligations then outstanding will be deducted from the amount of principal and accrued interest thereon to be paid to the Principal Stockholders.

     Paula Stern, a member of the Board of Directors of the Company, joined the Board of Advisors of Gordon Brothers Group, LLC ("GBG") effective in December 2000. In connection with the GC bankruptcy reorganization filing, the Company entered into an agreement ("Agency Agreement") with DJM Asset Management, an affiliate of GBG, and W/S Discount Acquisition II, LLC (collectively, "Joint Venture Partners") to assist the Company with its effort to mitigate its secondary liability under theatre leases which had been transferred to GC as part of the Company's spin-off of its theatre operations to GC in 1993. Under the Agency Agreement, the Company has agreed to share with the Joint Venture Partners targeted savings above a threshold level of five percent of the estimated net present value of rent and rent-related lease costs, adjusted for buy-out rights, if any. Ms. Stern began to discuss the possibility of joining the Board of Advisers of GBG approximately two months prior to the GC bankruptcy reorganization filing. Ms. Stern neither recommended, nor participated in the decision to enter into an agreement with, the Joint Venture Partners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HARCOURT GENERAL, INC.

                                          By:      /s/ ERIC P. GELLER
                                            ------------------------------------
                                                   Eric P. Geller, Senior
                                             Vice President, General Counsel &
                                                          Secretary

Dated:  February 27, 2001