Form 10-Q
period 2001-01-31
HARCOURT GENERAL INC
filed 2001-03-16
CIK 40493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                     JANUARY 31, 2001
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



                                 (617) 232-8200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  YES   X                   NO
                     -------                  -------



As of March 6, 2001, the number of outstanding shares of each of the issuer's classes of common stock was:


          Class                                               Outstanding Shares
------------------------------                                ------------------
Common Stock, $1.00 Par Value                                     55,181,587
Class B Stock, $1.00 Par Value                                    18,110,840

                             HARCOURT GENERAL, INC.

                                      INDEX


Part I.   FINANCIAL INFORMATION                                           Page Number
                                                                          -----------

  Item 1. Condensed Consolidated Balance Sheets as of
          January 31, 2001 and October 31, 2000                                1

          Condensed Consolidated Statements of Operations
          for the Three Months Ended January 31, 2001
          and 2000                                                             2

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended January 31, 2001
          and 2000                                                             3

          Notes to Condensed Consolidated Financial Statements                 4-6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7-9




Part II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                     10


Signatures                                                                     11

                             HARCOURT GENERAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)

                                                        January 31,        October 31,
                                                               2001               2000
                                                        -----------        -----------
                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and equivalents                                  $   23,201          $   29,150
  Accounts receivable, net                                 364,176             509,163
  Inventories                                              260,381             226,977
  Deferred income taxes                                    126,252             126,252
  Other current assets                                      30,380              27,917
                                                        ----------          ----------
    Total current assets                                   804,390             919,459
                                                        ----------          ----------

Property and equipment, net                                125,498             125,293

Other assets:
  Prepublication costs, net                                394,710             391,011
  Investment in The Neiman Marcus Group, Inc.              194,254             185,225
  Goodwill, net                                          1,344,954           1,358,638
  Other intangible assets, net                              40,881              42,483
  Other                                                     57,173              57,684
                                                        ----------          ----------
    Total other assets                                   2,031,972           2,035,041
                                                        ----------          ----------

    Total assets                                        $2,961,860          $3,079,793
                                                        ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                               $   46,483          $   17,603
  Accounts payable                                         208,738             196,648
  Other current liabilities                                450,981             470,326
  Accrued obligations under lease guarantees               155,207             170,295
                                                        ----------          ----------
    Total current liabilities                              861,409             854,872
                                                        ----------          ----------

Long-term liabilities:
  Notes and debentures                                   1,153,353           1,250,453
  Other long-term liabilities                              157,803             154,991
  Deferred income taxes                                     75,489              75,489
                                                        ----------          ----------
    Total long-term liabilities                          1,386,645           1,480,933
                                                        ----------          ----------

Shareholders' equity:
  Preferred stock                                              706                 727
  Common stock                                              73,294              73,225
  Paid-in capital                                          395,753             369,453
  Accumulated other comprehensive income                    37,636              30,313
  Retained earnings                                        206,417             270,270
                                                        ----------          ----------
    Total shareholders' equity                             713,806             743,988
                                                        ----------          ----------

    Total liabilities and shareholders' equity          $2,961,860          $3,079,793
                                                        ==========          ==========


See Notes to Condensed Consolidated Financial Statements.

                             HARCOURT GENERAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands except
  for per share amounts)

                                                            For the three months
                                                              ended January 31,
                                                        -----------------------------
                                                             2001                2000
                                                        ---------           ---------

Revenues                                                $ 407,106           $ 402,947

Costs applicable to revenues                              155,601             154,897
Selling, general and administrative expenses              296,040             278,347
Corporate expenses                                          9,913               5,676
                                                        ---------           ---------

Operating loss                                            (54,448)            (35,973)

Investment and other income                                 1,088               8,521
Interest expense                                          (23,851)            (25,870)
                                                        ---------           ---------

Loss before income taxes and minority interest            (77,211)            (53,322)

Income tax benefit                                         28,568              19,729
                                                        ---------           ---------

Loss before minority interest                             (48,643)            (33,593)

Minority interest in net losses
  of subsidiaries                                              --                 237
                                                        ---------           ---------

Net loss                                                $ (48,643)          $ (33,356)
                                                        =========           =========

Weighted average number of common and
   common equivalent shares outstanding:
  Basic and diluted shares                                 72,847              71,186
                                                        =========           =========

Basic and diluted amounts per common share:
  Basic and diluted net loss                            $    (.67)          $    (.47)
                                                        =========           =========

Dividends per share:
  Common Stock                                          $     .21           $     .21
                                                        =========           =========
  Class B Stock                                         $    .189           $    .189
                                                        =========           =========
  Series A Stock                                        $   .2826           $   .2826
                                                        =========           =========


See Notes to Condensed Consolidated Financial Statements.

                             HARCOURT GENERAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(In thousands)

                                                                   For the Three Months
                                                                     Ended January 31,
                                                               ----------------------------
                                                                   2001                2000
                                                               --------            --------

Cash flows from operating activities:
  Net loss                                                    $ (48,643)          $ (33,356)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
         Amortization of prepublication costs                    41,142              36,160
         Depreciation and other amortization                     23,843              26,433
         Gain on sale of securities                                  --              (7,644)
         Minority interest                                           --                (237)
         Other items                                              3,439              (2,375)
         Changes in assets and liabilities:
           Accounts receivable                                  144,987             137,453
           Inventories                                          (33,404)            (14,416)
           Other current assets                                  (2,463)             (4,715)
           Accounts payable and other current
             liabilities                                        (25,516)             30,186
                                                              ---------           ---------

Net cash provided by operating activities                       103,385             167,489
                                                              ---------           ---------

Cash flows from investing activities:
  Capital expenditures                                          (52,544)            (47,605)
  Proceeds from sale of securities                                   --              12,394
  Other acquisitions and investing
    activities                                                     (492)                 --
                                                              ---------           ---------

Net cash used for investing activities                          (53,036)            (35,211)
                                                              ---------           ---------

Cash flows from financing activities:
  Repayments of revolving credit
    facilities, net                                             (68,157)            (90,465)
  Cash dividends paid                                           (15,210)            (14,871)
  Equity swap settlement                                         23,586                  --
  Other financing activities                                      3,483               1,407
                                                              ---------           ---------

Net cash used for financing
  activities                                                    (56,298)           (103,929)
                                                              ---------           ---------

Cash and equivalents
  Increase (decrease) during the period                          (5,949)             28,349
  Beginning balance                                              29,150              24,144
                                                              ---------           ---------
  Ending balance                                              $  23,201           $  52,493
                                                              =========           =========


See Notes to Condensed Consolidated Financial Statements.

                             HARCOURT GENERAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The Condensed Consolidated Financial Statements of Harcourt General, Inc. (the Company) are submitted in response to the requirements of Form 10-Q and should be read in conjunction with the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. In the opinion of management, these statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements include the accounts of Harcourt General, Inc. (the Company or Harcourt General) and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

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

3.   LOSS PER SHARE

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the net loss and the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:

                                                         Three Months Ended
                                                  ------------------------------
     (In thousands)                               January 31,        January 31,
                                                         2001               2000
                                                  -----------        -----------
     Net loss                                        $(48,643)          $(33,356)
     Less: dividends on Series A
       Cumulative Convertible Stock                      (199)              (230)

     Less: effect of equity swap
       agreement                                         (287)                --
                                                     --------           --------

     Net loss for computation of basic and
         diluted loss per share                      $(49,129)          $(33,586)
                                                     ========           ========

                             HARCOURT GENERAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   LOSS PER SHARE (CONTINUED)

     The shares for the computation of both basic and diluted loss per share are 72,847,000 and 71,186,000 shares for the three months ended January 31, 2001 and 2000, respectively.

     Options to purchase 3,251,914 and 3,397,514 shares of common stock and the assumed conversion of 706,000 and 813,000 shares of Series A Cumulative Convertible Stock were not included in the computation of diluted loss per share because of the net losses in the first quarter of fiscal 2001 and 2000, respectively.

4.   COMPREHENSIVE LOSS

     Total comprehensive loss amounted to $41.3 million and $39.6 million for the three months ended January 31, 2001 and 2000, respectively. Comprehensive loss differs from net loss primarily due to unrealized gains or losses on the Company's investment in The Neiman Marcus Group, Inc.

5.   OPERATING SEGMENTS

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

     The following tables set forth the information for the Company's reportable segments for the three months ended January 31:

     (In thousands)

                                                             2001                2000
                                                             ----                ----
     REVENUES:

     Education Group                                    $  54,340           $  49,511
     Higher Education Group                                77,161              83,913
     Corporate and Professional Services Group            117,602             101,757
     Worldwide STM Group                                  158,003             167,766
                                                        ---------           ---------
      Total                                             $ 407,106           $ 402,947
                                                        =========           =========

     OPERATING EARNINGS (LOSS):

     Education Group                                    $ (65,827)          $ (58,564)
     Higher Education Group                                 7,462               8,842
     Corporate and Professional Services Group             (6,039)             (1,323)
     Worldwide STM Group                                   19,869              20,748
     Other                                                 (9,913)             (5,676)
                                                        ---------           ---------
      Total                                             $ (54,448)          $ (35,973)
                                                        =========           =========

                             HARCOURT GENERAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   ACQUISITION LIABILITIES

     The roll-forward of the acquisition reserves since October 31, 2000 is as follows:

                                           Unfulfilled
                                           Contractual
     (in millions)           Facilities    Obligations    Other         Total
                             ----------    -----------    -----         -----

     Balance at
      October 31, 2000          $17.0         $3.1        $ 6.3         $26.4

     Payments                    (1.0)          --         (0.4)         (1.4)
                                -----         ----        -----         -----

     Balance at
      January 31, 2001          $16.0         $3.1        $ 5.9         $25.0
                                =====         ====        =====         =====

7.   SETTLEMENT OF EQUITY SWAP AGREEMENT

     On April 20, 2000 the Company issued 1,372,213 shares of common stock at a price of $36.44 per share in a private placement to Salomon Smith Barney Inc., acting as agent for Citibank, N.A. The net proceeds of $50.0 million were used to partially finance the repayment of the Company's 9.5% subordinate notes, which matured in March 2000. Concurrently with the offering, the Company entered into an equity swap agreement with Citibank, N.A. for a notional amount of $50.0 million. During the first quarter of fiscal 2001, the Company elected to settle the agreement in cash, and received $23.6 million based on the price of the Company's stock at the settlement dates. The common stock issued and the related equity swap were accounted for together as an equity instrument. At settlement, the fair value of the equity swap was recorded as an adjustment to paid-in capital.

8.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     In the first quarter in fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, which amended certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The adoption of these standards did not have a material effect on the Company's consolidated financial position or results of operations.

                             HARCOURT GENERAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

The following table illustrates revenues and operating earnings (loss) by business segment for the three months ended January 31:

(In thousands)                                            2001                2000
                                                          ----                ----

Revenues:
  Education Group                                    $  54,340           $  49,511
  Higher Education Group                                77,161              83,913
  Corporate and Professional Services Group            117,602             101,757
  Worldwide STM Group                                  158,003             167,766
                                                     ---------           ---------
Total revenues                                       $ 407,106           $ 402,947
                                                     =========           =========

Operating Earnings (Loss):
  Education Group                                    $ (65,827)          $ (58,564)
  Higher Education Group                                 7,462               8,842
  Corporate and Professional Services Group             (6,039)             (1,323)
  Worldwide STM Group                                   19,869              20,748
  Corporate expenses                                    (9,913)             (5,676)
                                                     ---------           ---------
Total operating loss                                 $ (54,448)          $ (35,973)
                                                     =========           =========

EDUCATION GROUP

Revenues from the Education Group increased $4.8 million, or 9.8%, in the first three months of fiscal 2001. The increase was primarily attributable to higher K-12 science and social studies program sales.

The Education Group incurred an operating loss of $65.8 million in the first quarter of fiscal 2001, increasing by $7.3 million from a loss of $58.6 million in the first three months of fiscal 2000. The larger loss was primarily as a result of higher selling, marketing and sampling expenses by the Company's K-12 publishers.

HIGHER EDUCATION GROUP

Revenues from the Higher Education Group decreased $6.8 million or 8.0% to $77.2 million in the first three months of fiscal 2001 from $83.9 million in the first three months of fiscal 2000. The decrease was primarily due to lower sales of college product and, to a lesser extent, the sale of the professional publishing business in fiscal 2000.

Operating earnings from the Higher Education Group decreased $1.4 million, or 15.6%, in the first quarter of fiscal 2001. The decrease resulted primarily from the lower sales of college product, offset in part by improved profitability at Harcourt Learning Direct, the Group's distance learning business.

                             HARCOURT GENERAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CORPORATE AND PROFESSIONAL SERVICES GROUP
Revenues from the Corporate and Professional Services Group increased 15.6% to $117.6 million in the first quarter of fiscal 2001 from $101.8 million in the prior year. The increase was primarily attributable to higher scoring and consulting revenues at The Psychological Corporation, the Group's testing and assessment business.

The Corporate and Professional Services Group incurred an operating loss of $6.0 million, increasing by $4.7 million from a loss of $1.3 million in the prior year period. The increased loss was primarily due to higher product development, selling and marketing expenses at NETg, the Group's technology-based training business.

WORLDWIDE SCIENTIFIC, TECHNICAL AND MEDICAL (STM) GROUP
Revenues from the Worldwide STM Group decreased 5.8% to $158.0 million in the first quarter of fiscal 2001 from $167.8 million in the prior year. The decrease was primarily due to lower journal and book sales at Harcourt Health Sciences. The lower journal revenues resulted from the discontinuance of a medical journal in fiscal 2000 and lower book sales due to a switch in distribution from wholesalers to direct retail channels.

Operating earnings from the Worldwide STM Group decreased $0.9 million, or 4.2%, in the first quarter of fiscal 2001. The decrease was primarily due to lower revenues at Harcourt Health Sciences, offset by savings from the discontinued medical journal, as well as lower shipping expenses.

CORPORATE EXPENSES
Corporate expenses increased $4.2 million, or 74.6%, to $9.9 million in the first three months of fiscal 2001. The increase reflects professional fees incurred relative to the anticipated sale of the Company.


INVESTMENT AND OTHER INCOME
Investment and other income decreased $7.4 million to $1.1 million in the first quarter of fiscal 2001. Investment and other income in the first quarter of 2000 included a $7.6 million gain from the sale of securities.

INTEREST EXPENSE
Interest expense decreased $2.0 million, or 7.8%, in the first quarter of fiscal 2001. The decrease was due to both a lower effective interest rate and lower average outstanding borrowings.

                         LIQUIDITY AND CAPITAL RESOURCES

The following discussion analyzes liquidity and capital resources by operating, investing and financing activities as presented in the Company's condensed consolidated statements of cash flows.

Cash provided by operating activities for the quarter ended January 31, 2001 was $103.4 million compared to $167.5 million in the prior year period. The cash provided by the Company's operations and borrowings under its revolving credit facility was sufficient to fund working capital, capital expenditures and the Company's dividend requirements. The most significant item affecting working capital was a seasonal decrease of $145.0 million in accounts receivable.

                             HARCOURT GENERAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash flows used for investing activities were $53.0 million for the quarter ended January 31, 2001 and consisted primarily of expenditures for prepublication costs. Capital expenditures are expected to approximate $265 million in fiscal 2001.

During the quarter, the Company settled its equity swap agreement for a total of $23.6 million in cash, based on the price of the Company's common stock at settlement dates.

At January 31, 2001, the Company had $455.0 million available under its $750.0 million revolving credit agreement, which expires in July 2002.

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

                                     PART II


Item 6.   Exhibits and Reports on Form 8-K.

(a)       EXHIBITS.

          None.

(b)       REPORTS ON FORM 8-K.

          On November 15, 2000 the Company filed a report on Form 8-K announcing the signing of an Agreement and Plan of Merger with Reed Elsevier Inc. ("Reed Elsevier") and REH Mergersub Inc. ("Purchaser") and related matters.

          On November 20, 2000 the Company filed a report on Form 8-K to report that (i) the Antitrust Division of the Department of Justice ("DOJ") had extended the waiting period applicable to the purchase of Company stock in order to request additional information relevant to Purchaser's tender offer, and (ii) the Company, The Thomson Corporation ("Thomson") and Reed Elsevier had each filed a notification and report form with the DOJ and the Federal Trade Commission with respect to the transaction contemplated by the Sale and Purchase Agreement between Thomson and Reed Elsevier.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


HARCOURT GENERAL, INC.

Date:  March 16, 2001                        /s/ John R. Cook
                                             -----------------------------------
                                             John R. Cook
                                             Senior Vice President and
                                             Chief Financial Officer


Date:  March 16, 2001                        /s/ Catherine N. Janowski
                                             -----------------------------------
                                             Catherine N. Janowski
                                             Vice President and
                                             Controller