Form 10-Q
period 2001-04-30
HARCOURT GENERAL INC
filed 2001-06-14
CIK 40493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                     APRIL 30, 2001
                     -------------------------------------------------------

Commission File Number                         1-4925
                      ------------------------------------------------------

             HARCOURT GENERAL, INC.
-----------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         DELAWARE                                           04-1619609
-----------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


27 BOYLSTON STREET, CHESTNUT HILL, MA                              02467
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                (617) 232-8200
-----------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                   NO
                      ------                   ------


As of June 5, 2001, the number of outstanding shares of each of the issuer's classes of common stock was:

          CLASS                                              OUTSTANDING SHARES
----------------------------                                 ------------------
Common Stock, $1.00 Par Value                                    55,223,036
Class B Stock, $1.00 Par Value                                   18,110,705

                             HARCOURT GENERAL, INC.

                                    I N D E X

                                                                           PAGE
Part I. FINANCIAL INFORMATION                                             NUMBER

  Item 1. Condensed Consolidated Balance Sheets as of
          April 30, 2001 and October 31, 2000                                 1

          Condensed Consolidated Statements of Operations
          for the Three and Six Months Ended April 30, 2001
          and 2000                                                            2

          Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended April 30, 2001
          and 2000                                                            3

          Notes to Condensed Consolidated Financial Statements             4-6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7-10

Part II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                   11

Signatures                                                                   12

                             HARCOURT GENERAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
                                                    April 30,      October 31,
                                                      2001            2000
                                                   -----------     -----------
                                                   (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                             $    5,283     $   29,150
  Accounts receivable, net                            338,784        509,163
  Inventories                                         299,635        226,977
  Deferred income taxes                               126,252        126,252
  Other current assets                                 32,341         27,917
                                                   ----------     ----------
    Total current assets                              802,295        919,459
                                                   ----------     ----------

Property and equipment, net                           129,070        125,293

Other assets:
  Prepublication costs, net                           408,447        391,011
  Investment in The Neiman Marcus Group, Inc.         162,128        185,225
  Goodwill, net                                     1,330,663      1,358,638
  Other intangible assets, net                         39,279         42,483
  Other                                                58,574         57,684
                                                   ----------     ----------
    Total other assets                              1,999,091      2,035,041
                                                   ----------     ----------

    Total assets                                   $2,930,456     $3,079,793
                                                   ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and current maturities of
    long-term liabilities                          $    7,582     $   17,603
  Accounts payable                                    174,287        196,648
  Other current liabilities                           425,384        470,326
  Accrued obligations under lease guarantees          123,981        170,295
                                                   ----------     ----------
   Total current liabilities                          731,234        854,872
                                                   ----------     ----------

Long-term liabilities:
  Notes and debentures                              1,322,984      1,250,453
  Other long-term liabilities                         160,173        154,991
  Deferred income taxes                                75,489         75,489
                                                   ----------     ----------
    Total long-term liabilities                     1,558,646      1,480,933
                                                   ----------     ----------

Shareholders' equity:
  Preferred stock                                         706            727
  Common stock                                         73,321         73,225
  Paid-in capital                                     397,621        369,453
  Accumulated other comprehensive income               15,123         30,313
  Retained earnings                                   153,805        270,270
                                                   ----------     ----------
    Total shareholders' equity                        640,576        743,988
                                                   ----------     ----------

    Total liabilities and shareholders' equity     $2,930,456     $3,079,793
                                                   ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                             HARCOURT GENERAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(In thousands except
for per share amounts)                           For the Six Months          For the Three Months
                                                    Ended April 30,             Ended April 30,
                                               -----------------------     ------------------------
                                                 2001          2000           2001         2000
                                               ---------     ---------     ---------     ---------
Revenues                                       $ 861,704     $ 813,220     $ 454,598     $ 410,273

Costs applicable to revenues                     320,436       311,297       164,835       156,400
Selling, general and administrative
  expenses                                       611,957       566,840       315,917       288,493
Corporate expenses                                19,964        11,007        10,051         5,331
                                               ---------     ---------     ---------     ---------

Operating loss                                   (90,653)      (75,924)      (36,205)      (39,951)

Investment and other income                        1,445         9,432           357           911
Interest expense                                 (47,365)      (51,566)      (23,514)      (25,696)
                                               ---------     ---------     ---------     ---------

Loss before income taxes and
  minority interest                             (136,573)     (118,058)      (59,362)      (64,736)

Income tax benefit                                50,532        43,681        21,964        23,952
                                               ---------     ---------     ---------     ---------

Loss before minority interest                    (86,041)      (74,377)      (37,398)      (40,784)

Minority interest in net losses
  of subsidiaries                                     --           815            --           578
                                               ---------     ---------     ---------     ---------

Net loss                                       $ (86,041)    $ (73,562)    $ (37,398)    $ (40,206)
                                               =========     =========     =========     =========

Weighted average number of common and
 common equivalent shares outstanding:
  Basic and diluted shares                        72,874        71,286        72,913        71,501
                                               =========     =========     =========     =========

Basic and diluted amounts per common share:
  Basic and diluted net loss                   $   (1.19)    $   (1.04)    $   (0.52)    $    (.57)
                                               =========     =========     =========     =========

Dividends per share:
  Common Stock                                 $    0.42     $    0.42     $    0.21     $    0.21
                                               =========     =========     =========     =========
  Class B Stock                                $   0.378     $   0.378     $   0.189     $   0.189
                                               =========     =========     =========     =========
  Series A Stock                               $  0.5652     $  0.5652     $  0.2826     $  0.2826
                                               =========     =========     =========     =========


See Notes to Condensed Consolidated Financial Statements.

                             HARCOURT GENERAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                         For the Six Months
                                                           Ended April 30,
                                                       ----------------------
                                                          2001        2000
                                                       ---------    ---------

Cash flows from operating activities:
  Net loss                                             ($ 86,041)   ($ 73,562)
  Adjustments to reconcile net loss to
        net cash provided by operating activities:
         Amortization of prepublication costs             83,673       73,600
         Depreciation and other amortization              47,403       50,776
         Gain on sale of securities                           --       (7,644)
         Other items                                       7,539        3,128
         Changes in assets and liabilities:
           Accounts receivable                           170,379      184,797
           Inventories                                   (72,658)     (61,989)
           Other current assets                           (4,424)      (2,725)
           Accrued obligations under
             lease guarantees                            (46,314)          --
           Accounts payable and other current
             liabilities                                 (60,738)     (26,101)
                                                       ---------    ---------

Net cash provided by operating activities                 38,819      140,280
                                                       ---------    ---------

Cash flows from investing activities:
  Capital expenditures                                  (121,164)    (113,854)
  Proceeds from sale of securities                            --       12,394
  Other acquisitions and investing activities               (721)          --
                                                       ---------    ---------

Net cash used for investing activities                  (121,885)    (101,460)
                                                       ---------    ---------

Cash flows from financing activities:
  Proceeds from revolving credit
    facilities, net                                       64,573       49,100
  Repayment of debt                                       (2,594)    (125,000)
  Proceeds from issuance of stock                             --       50,000
  Cash dividends paid                                    (30,424)     (29,745)
  Equity swap settlement                                  23,586           --
  Other financing activities                               4,058          567
                                                       ---------    ---------

Net cash provided by (used for) financing activities      59,199      (55,078)
                                                       ---------    ---------

Cash and equivalents
  Decrease during the period                             (23,867)     (16,258)
  Beginning balance                                       29,150       24,144
                                                       ---------    ---------
  Ending balance                                       $   5,283    $   7,886
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

2.   PENDING SALE OF THE COMPANY

     On October 27, 2000, the Company announced that it had entered into an agreement and plan of merger with U.S. affiliates of Reed Elsevier plc, a London-based worldwide publisher (Reed), to sell the Company for $59.00 per common share and $77.29 per share of Series A Cumulative Convertible Stock in cash. The agreement provides for a cash tender offer, (on the condition that the number of shares tendered represent at least a majority in voting power (on a fully diluted basis) of the outstanding common stock), and following completion of the tender offer, a second-step merger in which the remaining shares of the Company will be exchanged for the same cash consideration. Reed has entered into an agreement with The Thomson Corporation (Thomson) pursuant to which it has agreed to sell portions of the Company's business to Thomson immediately after consummation of the merger. Completion of the transaction is subject to clearance of the tender offer and the Thomson transaction under applicable antitrust laws, as well as other customary closing conditions.

3.   LOSS PER SHARE

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," the net loss and the number of weighted average shares used in computing basic and diluted loss per share are as follows:

                                       Six Months Ended      Three Months Ended
                                    ---------------------   ---------------------
(In thousands)                      April 30,   April 30,   April 30,   April 30,
                                      2001        2000        2001        2000
                                    ---------   ---------   ---------   ---------
Net loss                            ($86,041)   ($73,562)   ($37,398)   ($40,206)
Less: dividends on Series A
  Cumulative Convertible Stock          (398)       (458)       (199)       (228)
Less: effect of equity swap
  agreement                             (287)         --          --          --
                                    --------    --------    --------    --------

Net loss for computation of basic
  and diluted loss per share        ($86,726)   ($74,020)   ($37,597)   ($40,434)
                                    ========    ========    ========    ========


                             HARCOURT GENERAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   LOSS PER SHARE (CONTINUED)

     The shares used for the computation of both basic and diluted loss per share were 72,874,000 and 71,286,000 shares for the six months ended April 30, 2001 and 2000, respectively. The shares used for the computation of both basic and diluted loss per share were 72,913,000 and 71,501,000 for the three months ended April 30, 2001 and 2000, respectively.

     Options to purchase 3,209,887 and 3,342,256 shares of common stock and the assumed conversion of 706,000 and 808,000 shares of Series A Cumulative Convertible Stock were not included in the computation of diluted loss per share because of the net loss in both the six months and the three months ended April 30, 2001 and 2000, respectively.

4.   COMPREHENSIVE LOSS

     Total comprehensive loss amounted to $101.2 million and $74.6 million for the six months ended April 30, 2001 and 2000, respectively. Comprehensive loss differs from net loss primarily due to unrealized gains or losses on the Company's investment in The Neiman Marcus Group, Inc.

5.   OPERATING SEGMENTS

     The Company has four reportable segments: Education Group, Higher Education Group, Corporate and Professional Services Group and Worldwide Scientific, Technical and Medical (STM) Group. The Education Group consists of the Company's K-12 and supplemental and trade publishing operations. The Higher Education Group includes college, distance learning and graduate test preparation businesses. The Corporate and Professional Services Group is comprised of testing and related services, career counseling and technology-based IT and human resources training. The Worldwide STM Group includes the Company's scientific, technical and medical publishing businesses and its international publishing and distribution operations. Other includes unallocated corporate items. The Company's senior management evaluates the performance of the Company's assets on a consolidated basis. Therefore, separate financial information for the Company assets on a segment basis is not presented.

     The following tables set forth the information for the Company's reportable segments for the six months and three months ended April 30:


(In thousands)
                                               Six Months Ended         Three Months Ended
                                            ----------------------    ----------------------
                                            April 30,    April 30,    April 30,    April 30,
                                              2001         2000         2001         2000
                                            ---------    ---------    ---------    ---------
REVENUES:

Education Group                             $ 144,509    $ 124,306    $  90,169    $  74,795
Higher Education Group                        127,902      135,034       50,741       51,121
Corporate and Professional Services Group     265,532      222,639      147,930      120,882
Worldwide STM Group                           323,761      331,241      165,758      163,475
                                            ---------    ---------    ---------    ---------
 Total                                      $ 861,704    $ 813,220    $ 454,598    $ 410,273
                                            =========    =========    =========    =========

OPERATING EARNINGS (LOSS):

Education Group                             ($106,591)   ($ 95,236)   ($ 40,764)   ($ 36,672)
Higher Education Group                        (13,572)      (9,982)     (21,034)     (18,824)
Corporate and Professional Services Group       1,463          489        7,502        1,812
Worldwide STM Group                            48,011       39,812       28,142       19,064
Other                                         (19,964)     (11,007)     (10,051)      (5,331)
                                            ---------    ---------    ---------    ---------
 Total                                      ($ 90,653)   ($ 75,924)   ($ 36,205)   ($ 39,951)
                                            =========    =========    =========    =========

                             HARCOURT GENERAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   ACQUISITION LIABILITIES

     The roll-forward of the acquisition reserves since October 31, 2000 is as follows:

                                  Unfulfilled
                                  Contractual
(in millions)         Facilities  Obligations  Other    Total
                      ----------  -----------  -----   -------

Balance at
 October 31, 2000      $17.0         $3.1      $6.3     $26.4

Payments                (2.1)         --       (0.4)     (2.5)
                       -----         ---       ----     -----

Balance at
 April 30, 2001        $14.9         $3.1      $5.9     $23.9
                       =====         ====      ====     =====


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

8.   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

     In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, which amended certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The adoption of these standards did not have a material effect on the Company's consolidated financial position or results of operations.

                             HARCOURT GENERAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

The following table illustrates revenues and operating earnings (loss) by business segment for the six months and three months ended April 30:

                                               Six Months Ended         Three Months Ended
                                            ----------------------    ----------------------
                                            April 30,    April 30,    April 30,    April 30,
(In thousands)                                2001         2000         2001         2000
                                            ---------    ---------    ---------    ---------
REVENUES:

Education Group                             $ 144,509    $ 124,306    $  90,169    $  74,795
Higher Education Group                        127,902      135,034       50,741       51,121
Corporate and Professional Services Group     265,532      222,639      147,930      120,882
Worldwide STM Group                           323,761      331,241      165,758      163,475
                                            ---------    ---------    ---------    ---------
  Total revenues                            $ 861,704    $ 813,220    $ 454,598    $ 410,273
                                            =========    =========    =========    =========

OPERATING EARNINGS (LOSS):

Education Group                             ($106,591)   ($ 95,236)   ($ 40,764)   ($ 36,672)
Higher Education Group                        (13,572)      (9,982)     (21,034)     (18,824)
Corporate and Professional Services Group       1,463          489        7,502        1,812
Worldwide STM Group                            48,011       39,812       28,142       19,064
Corporate expenses                            (19,964)     (11,007)     (10,051)      (5,331)
                                            ---------    ---------    ---------    ---------
 Total operating loss                       ($ 90,653)   ($ 75,924)   ($ 36,205)   ($ 39,951)
                                            =========    =========    =========    =========


SIX MONTHS ENDED APRIL 30, 2001 COMPARED TO SIX MONTHS ENDED APRIL 30, 2000

EDUCATION GROUP

Revenues from the Education Group increased $20.2 million, or 16.3%, in the first six months of fiscal 2001. The increase was primarily attributable to higher K-12 science program sales, elementary social studies and secondary language arts program sales.

The Education Group incurred an operating loss of $106.6 million in the first six months of fiscal 2001, increasing by $11.4 million from a loss of $ 95.2 million in the first six months of fiscal 2000. The loss was primarily as a result of higher sampling and plate amortization costs by the Company's K-12 publishers.

HIGHER EDUCATION GROUP

Revenues from the Higher Education Group decreased $7.1 million or 5.3% to $127.9 million in the first six months of fiscal 2001 from $135.0 million in the first six months of fiscal 2000. The decrease was primarily due to the lower sales of college product and, to a lesser extent, the sale of the professional publishing business in fiscal 2000.

Operating loss from the Higher Education Group increased $3.6 million, or 36.0%, in the first six months of fiscal 2001. The increase resulted primarily from the lower sales of college product, as well as higher selling and marketing expenses.

                             HARCOURT GENERAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CORPORATE AND PROFESSIONAL SERVICES GROUP

Revenues from the Corporate and Professional Services Group increased $42.9 million or 19.3% to $265.5 million in the six months ended April 30, 2001 from $222.6 million in the prior year. The increase was primarily attributable to strong revenue growth at DBM, the Group's outplacement business, and to higher scoring and consulting revenues at The Psychological Corporation, the Group's testing and assessment business.

Operating earnings from the Corporate and Professional Services Group increased $1.0 million to 1.5 million in the six months ended April 30, 2001 from $0.5 million in the prior year period. The increase was primarily due to higher sales at DBM, offset in part by higher losses at NETg.

WORLDWIDE SCIENTIFIC, TECHNICAL AND MEDICAL (STM) GROUP

Revenues from the Worldwide STM Group decreased $7.5 million or 2.3% to $323.8 million in the six months ended April 30, 2001 from $331.2 million in the prior year. The decrease was primarily due to lower journal sales and lower book sales at Harcourt Health Sciences, due to the discontinuance of a medical journal, and lower international sales offset in part by higher journal revenues at Academic Press.

Operating earnings from the Worldwide STM Group increased $8.2 million, or 20.6%, in the six months ended April 30, 2001. The increase was primarily due to the higher revenues at Academic Press.

CORPORATE EXPENSES

Corporate expenses increased $9.0 million or 81.4%, to $20.0 million in the first six months of fiscal 2001. The increase reflects professional fees incurred relative to the anticipated sale of the Company.

INVESTMENT AND OTHER INCOME

Investment and other income decreased $8.0 million to $1.4 million in the six months ended April 30, 2001. Investment and other income for the six months ended April 30, 2000 included a $7.6 million gain from the sale of securities.

INTEREST EXPENSE

Interest expense decreased $4.2 million to $47.4 million in the six months ended April 30, 2001 primarily due to lower effective interest rates.

THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

EDUCATION GROUP

Revenues from the Education Group increased $15.4 million, or 20.6%, in the three months ended April 30, 2001. The increase was primarily attributable to higher elementary math, reading and science program sales. Secondary language arts and science program sales also contributed to the increase.

The Education Group incurred an operating loss of $40.8 million in the three months ended April 30, 2001, increasing by $4.1 million from a loss of $ 36.7 million in the three months ended April 30, 2000. The loss increased primarily as a result of higher plate amortization costs as well as higher sampling, selling and marketing expenses.

                             HARCOURT GENERAL, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000 (CONTINUED)

HIGHER EDUCATION GROUP

Revenues from the Higher Education Group decreased $0.4 million to $50.7 million in the three months ended April 30, 2001 from $51.1 million in the three months ended April 30, 2000. Revenues from the college publishing, distance learning and professional education businesses were essentially the same as in the prior period.

The Higher Education Group incurred an operating loss of $21.0 million in the three months ended April 30, 2001, increasing by $2.2 million from a loss of $18.8 million in the three months ended April 30, 2000. The increase resulted primarily from higher selling and marketing expenses.

CORPORATE AND PROFESSIONAL SERVICES GROUP

Revenues from the Corporate and Professional Services Group increased $27.0 million or 22.4% to $147.9 million in the three months ended April 30, 2001 from $ 120.9 million in the prior year. The increase was primarily attributable to significantly higher revenues at DBM, the Group's outplacement business. The Group's testing and assessment business also contributed to the higher revenues.

Operating earnings at the Corporate and Professional Services Group were $7.5 million compared to $1.8 million in the prior year period. The increase was primarily due to the higher revenues at DBM.

WORLDWIDE STM GROUP

Revenues from the Worldwide STM Group increased $2.3 million or 1.4% to $165.8 million in the three months ended April 30, 2001 from $ 163.5 million in the prior year primarily due to higher journal sales by Academic Press.

Operating earnings from the Worldwide STM Group increased $9.1 million to $28.1 million in the three months ended April 30, 2001. The increase was primarily due to the higher revenues at Academic Press.

CORPORATE EXPENSES

Corporate expenses increased $4.7 million or 88.5% from $5.3 million in the prior year. The increase reflects professional fees incurred relative to the anticipated sale of the Company.

INVESTMENT AND OTHER INCOME

Investment and other income decreased $0.5 million to $0.4 million in the three months ended April 30, 2001.

INTEREST EXPENSE

Interest expense decreased $2.2 million in the three months ended April 30, 2001 primarily due to lower effective interest rates.

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

Cash provided by operating activities for the six months ended April 30, 2001 was $38.8 million compared to $140.3 million in the prior year period. The cash provided by the Company's operations and borrowings under its revolving credit facility was sufficient to fund working capital, capital expenditures and the Company's dividend requirements. The most significant items affecting working capital were seasonal decreases of $170.4 million in accounts receivable and $60.7 million in accounts payable and other current liabilities. Additionally the Company paid $46.3 million of accrued obligations under lease guarantees.

Cash flows used by investing activities were $121.9 million for the six months ended April 30, 2001 and consisted primarily of expenditures for prepublication costs. Capital expenditures are expected to approximate $265.0 million in fiscal 2001.

During the first quarter of fiscal 2001, the Company settled its equity swap agreement for a total of $23.6 million in cash, based on the price of the Company's common stock at settlement dates.

At April 30, 2001, the Company had $285.0 million available under its $750.0 million revolving credit agreement, which expires in July 2002. The Company believes its cash on hand, cash generated from operations and its current and future debt capacity will be sufficient to fund its planned capital growth, operating and dividend requirements.

On October 27, 2000, the Company announced that it had entered into an agreement and plan of merger with U.S. affiliates of Reed Elsevier plc, a London-based worldwide publisher (Reed), to sell the Company for $59.00 per common share and $77.29 per share of Series A Cumulative Convertible Stock in cash. The agreement provides for a cash tender offer, (on the condition that the number of shares tendered represent at least a majority in voting power (on a fully diluted basis) of the outstanding common stock), and following completion of the tender offer, a second-step merger in which the remaining shares of the Company will be exchanged for the same cash consideration. Reed has entered into an agreement with The Thomson Corporation (Thomson) pursuant to which it has agreed to sell portions of the Company's business to Thomson immediately after consummation of the merger. Completion of the transaction is subject to clearance of the tender offer and the Thomson transaction under applicable antitrust laws, as well as other customary closing conditions.

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

                                     PART II

Item 6. Exhibits and Reports on Form 8-K.

(a)  EXHIBITS

     None.

(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended April 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


HARCOURT GENERAL, INC.


Date: June 14, 2001                /s/ John R. Cook
                                   --------------------------
                                   John R. Cook
                                   Senior Vice President and
                                   Chief Financial Officer

Date: June 14, 2001                /s/ Catherine N. Janowski
                                   --------------------------
                                   Catherine N. Janowski
                                   Vice President and
                                   Controller